Form 10-Q
period 2021-09-30
Theseus Pharmaceuticals, Inc.
filed 2021-11-15
CIK 1745020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-40869

THESEUS PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-0712806
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Main Street Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 400-9491

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	THRX	The Nasdaq Global Market, LLC (Nasdaq Global Select Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of November 1, 2021, the registrant had 38,702,650 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as information included in oral statements or other written statements made or to be made by us, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

●	the ability of our preclinical studies and future clinical trials to demonstrate safety and efficacy of product candidates and other positive results;
●	the initiation, timing, progress, results and cost of our research and development programs and our current and future preclinical studies and planned clinical trials for current product candidate and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, and our research and development programs;
●	the timing, scope and likelihood of regulatory filings and approvals, including timing of investigational new drug applications and final approval the U.S. Food and Drug Administration of our current product candidate and any future product candidates we may develop;
●	our ability to develop and advance our current product candidate and development programs into, and successfully complete, clinical trials;
●	our manufacturing, commercialization, and marketing capabilities and strategy;
●	our plans relating to commercializing product candidates, if approved, including the geographic areas of focus and sales strategy;
●	the need to hire additional personnel and our ability to attract and retain such personnel;
●	the size of the market opportunity for our product candidate and development programs, including our estimates of the number of patients who suffer from the diseases we are targeting;
●	our competitive position and the success of competing therapies that are or may become available;
●	the beneficial characteristics, and the potential safety, efficacy and therapeutic effects of product candidates;
●	the potential advantages of our integrated research and development approach;
●	our ability to obtain and maintain regulatory approval of product candidates;
●	our plans relating to the further development of product candidates, including additional indications we may pursue;
●	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;

●	our expectations regarding the impact of the COVID-19 pandemic on our business;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our current product candidates and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	our continued reliance on third parties to conduct additional preclinical studies and planned clinical trials of product candidates, and for the manufacture of product candidates for preclinical studies and clinical trials;
●	our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize product candidates;
●	the pricing and reimbursement of current product candidates and other product candidates we may develop, if approved;
●	the rate and degree of market acceptance and clinical utility of current product candidates and other product candidates we may develop;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our financial performance;
●	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;
●	the impact of laws and regulations;
●	our expectations regarding the period during which we will remain an emerging growth company under the JOBS Act;
●	our anticipated use of our existing cash resources;
●	developments relating to our competitors and our industry; and
●	other risks and uncertainties, including those listed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report or to conform these statements to actual results or to changes in our expectations, except as required by law.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed with the Securities and Exchange Commission with the understanding that our actual future results, performance and events and circumstances may be materially different from what we expect.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Theseus Pharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	NINE MONTHS ENDED	YEAR ENDED
	SEPTEMBER 30,	DECEMBER 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$90,404	$8,457
Prepaid expenses and other current assets	1,082	113
Total current assets	91,486	8,570
Property and equipment, net	—	1
Other assets	6,133	43
Total assets	$97,619	$8,614
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,392	$1,132
Accrued expenses and other current liabilities	3,288	463
Total current liabilities	5,680	1,595
Restricted stock liability, net of current portion	903	—
Total liabilities	6,583	1,595
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $0.0001 par value; 22,136,987 shares authorized, 16,734,179 issued and outstanding as of September 30, 2021 and December 31, 2020; preference in liquidation of $22,137 as of September 30, 2021	41,289	41,289
Series B redeemable convertible preferred stock, $0.0001 par value; 11,564,094 shares authorized, 8,741,726 and 0 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; preference in liquidation of $100,100 as of September 30, 2021	99,892	—
Stockholders’ deficit:
Common stock, $0.0001 par value; 41,083,993 and 29,054,797 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 2,054,555 and 1,708,625 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	2,777	—
Accumulated deficit	(52,922)	(34,270)
Total stockholders’ deficit	(50,145)	(34,270)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$97,619	$8,614

The accompanying notes are an integral part of these condensed financial statements.

Theseus Pharmaceuticals, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$4,996	$1,275	$13,306	$3,470
General and administrative	2,378	154	5,371	478
Total operating expenses	7,374	1,429	18,677	3,948
Loss from operations	(7,374)	(1,429)	(18,677)	(3,948)
Other income (expense), net:
Change in fair value of preferred stock tranche rights	—	—	—	(3,969)
Change in fair value of anti-dilution rights	—	—	—	(1,190)
Other income (expense), net	2	—	25	—
Total other income (expense), net	2	—	25	(5,159)
Net loss	$(7,372)	$(1,429)	$(18,652)	$(9,107)
Comprehensive loss	$(7,372)	$(1,429)	$(18,652)	$(9,107)
Net loss attributable to common stockholders—basic and diluted (Note 13)	$(7,372)	$(1,429)	$(18,652)	$(9,107)
Net loss per share attributable to common stockholders—basic and diluted	$(5.16)	$(2.12)	$(18.69)	$(18.11)
Weighted-average common stock outstanding—basic and diluted	1,428,054	672,911	997,949	502,804

The accompanying notes are an integral part of these condensed financial statements.

Theseus Pharmaceuticals, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share data)

(Unaudited)

	REDEEMABLE CONVERTIBLE PREFERRED
	STOCK
	SERIES A		SERIES B		COMMON STOCK		ADDITIONAL		TOTAL
	$0.0001 PAR VALUE		$0.0001 PAR VALUE		$0.0001 PAR VALUE		PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
Balance at December 31, 2020	16,734,179	$41,289	—	$—	882,789	$—	$—	$(34,270)	$(34,270)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $208	—	—	8,741,726	99,892	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	85,430	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	44	—	44
Net loss	—	—	—	—	—	—	—	(4,473)	(4,473)
Balance at March 31, 2021	16,734,179	41,289	8,741,726	99,892	968,219	—	44	(38,743)	(38,699)
Vesting of restricted stock	—	—	—	—	85,430	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,440	—	1,440
Net loss	—	—	—	—	—	—	—	(6,807)	(6,807)
Balance at June 30, 2021	16,734,179	41,289	8,741,726	99,892	1,053,649	—	1,484	(45,550)	(44,066)
Vesting of restricted stock	—	—	—	—	85,430	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,293	—	1,293
Net loss	—	—	—	—	—	—	—	(7,372)	(7,372)
Balance at September 30, 2021	16,734,179	$41,289	8,741,726	$99,892	1,139,079	$—	$2,777	$(52,922)	$(50,145)

	REDEEMABLE CONVERTIBLE PREFERRED
	STOCK
	SERIES A		SERIES B		COMMON STOCK		ADDITIONAL		TOTAL
	$0.0001 PAR VALUE		$0.0001 PAR VALUE		$0.0001 PAR VALUE		PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
Balance at December 31, 2019	6,668,818	$6,857	—	$—	288,568	$—	$813	$(10,220)	$(9,407)
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $3	2,640,603	4,855	—	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	134,156	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	31	—	31
Net loss	—	—	—	—	—	—	—	(2,265)	(2,265)
Balance at March 31, 2020	9,309,421	11,712	—	—	422,724	—	844	(12,485)	(11,641)
Vesting of restricted stock	—	—	—	—	223,758	—	—	—	—
Stock-based compensation	—	—	—	—		—	203	—	203
Net loss	—	—	—	—	—	—	—	(5,413)	(5,413)
Balance at June 30, 2020	9,309,421	11,712	—	—	646,482	—	1,047	(17,898)	(16,851)
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $3	4,401,006	11,665	—	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	77,578	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	34	—	34
Net loss	—	—	—	—	—	—	—	(1,429)	(1,429)
Balance at September 30, 2020	13,710,427	$23,377	—	$—	724,060	$—	$1,081	$(19,327)	$(18,246)

The accompanying notes are an integral part of these condensed financial statements.

Theseus Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(18,652)	$(9,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1	2
Stock-based compensation expense	2,777	268
Change in fair value of preferred stock tranche rights	—	3,969
Change in fair value of anti-dilution rights	—	1,190
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(969)	7
Accounts payable	837	—
Accrued expenses and other current liabilities	1,367	78
Other assets	(2,640)	(21)
Net cash used in operating activities	(17,279)	(3,614)
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs of $3	—	7,994
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs of $208	99,892	—
Payment of initial public offering costs	(1,683)	—
Proceeds from early exercise of options	1,395	—
Net cash provided by financing activities	99,604	7,994
Net increase in cash and cash equivalents	82,325	4,380
Cash and cash equivalents at beginning of year	8,457	1,317
Cash and cash equivalents at end of period	$90,782	$5,697
Supplemental disclosure of cash flows:
Deferred financing costs in accounts payable	$423	$—
Deferred financing costs in accrued expenses	$965	$—

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the dates shown below:
	NINE MONTHS ENDED
	SEPTEMBER 30,
	2021	2020
Cash and cash equivalents	$90,404	$5,697
Restricted cash (included in other assets)	378	—
Total cash, cash equivalents, and restricted cash	$90,782	$5,697

The accompanying notes are an integral part of these condensed financial statements.

Theseus Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Nature of the Business

Theseus Pharmaceuticals, Inc. (“Theseus” or the “Company”) is a biopharmaceutical company focused on improving the lives of cancer patients through the discovery, development and commercialization of transformative targeted therapies. The Company was incorporated in December 2017 under the laws of the State of Delaware, and its principal offices are in Cambridge, Massachusetts.

On September 27, 2021, the Company effected a one-for-1.32286 reverse stock split of shares of the Company’s common stock and convertible preferred stock. All of the share and per share amounts included in the accompanying condensed financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. Shares of common stock underlying outstanding stock options were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the appropriate securities agreements. Stockholders entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares.

On October 6, 2021, the Company’s registration statements on Form S-1 relating to its initial public offering of its common stock were declared effective by the Securities and Exchange Commission (“SEC”). In the initial public offering (“IPO”), which closed on October 12, 2021, the Company issued and sold 10,000,200 shares of common stock at a public offering price of $16.00 per share. The aggregate gross proceeds, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $160.0 million. Upon the closing of the IPO, all of the Company’s outstanding shares of redeemable convertible preferred stock automatically converted into 25,475,905 shares of common stock. On October 25, 2021, the underwriters partially exercised their over-allotment option to purchase an additional 1,171,990 shares of common stock for $16.00 per share. The exercise of the over-allotment option closed on October 27, 2021, and the aggregate gross proceeds, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $18.8 million. The remainder of the underwriters’ over-allotment option expired unexercised.

In connection with the closing of the IPO, the Company amended and restated its certificate of incorporation to among other things: (a) authorize 500,000,000 shares of voting common stock; (b) eliminate all references to the previously existing series of redeemable convertible preferred stock; (c) authorize 50,000,000 shares of preferred stock that may be issued from time to time by the Company’s board of directors (the “Board”) in one or more series.

Basis of Presentation

The Company’s condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the ASC and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The accompanying condensed financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2021 and the results of its operations and its cash flows for the nine-month periods ended September 30, 2021 and 2020. The results for the three- and nine-month periods ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending

December 31, 2021, any other interim periods, or any future year or period. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s final prospectus for its IPO dated October 6, 2021, filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), with the SEC on October 7, 2021.

Liquidity

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. The Company’s development programs will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Because of the numerous risks and uncertainties associated with product development, the Company is unable to predict the timing or amount of increased expenses or when or if the Company will be able to achieve or maintain profitability. Even if the Company is able to generate revenue from product sales, the Company may not become profitable. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then the Company may be unable to continue its operations at planned levels and be forced to reduce or terminate its operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed financial statements are issued. As of September 30, 2021, the Company had an accumulated deficit of $52.9 million. During the nine months ended September 30, 2021, the Company incurred a loss of $18.7 million and utilized $17.3 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents of $90.4 million at September 30, 2021, together with the proceeds from the IPO, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from issuance of the accompanying condensed financial statements.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying condensed financial statements are described in the Company’s audited financial statements for the years ended December 31, 2020 and 2019, included in the Company’s final prospectus for its IPO dated October 6, 2021, filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 7, 2021. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2021, except as noted below.

Unaudited Interim Financial Information

The accompanying condensed balance sheet as of September 30, 2021, and the condensed statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ deficit for the three- and nine-month periods ended September 30, 2021 and 2020 and statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The condensed interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2021 and the results of its operations for the three- and nine-month periods ended September 30, 2021 and 2020 and its cash flows for the nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three- and nine-month periods ended September 30, 2021 and 2020 are also unaudited. The results for the three- and nine-month periods ended September 30, 2021 are not necessarily indicative of results to be expected for the full year or for any other subsequent interim period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Estimates and judgments are based on historical information and other market-specific or various relevant assumptions, including in certain circumstances, future projections, that management believes to be reasonable under the circumstances. Actual results could differ materially from estimates. Significant estimates and assumptions are used for, but not limited to, the accruals for research and development expenses, the determination of fair value of equity instruments, preferred stock tranche rights and the anti-dilution right, and for periods prior to the completion of the IPO, stock-based compensation expense.

Cash and Cash Equivalents

Cash includes cash in readily available checking accounts. Cash is carried at cost, which approximates its fair value. The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents are carried at fair market value.

Restricted Cash

Restricted cash consists of a restricted cash deposit of $0.4 million which serves as collateral for a letter of credit issued to the landlord of the Company’s leased facility for a security deposit upon entering into the lease in September 2021. The Company classified this amount as restricted cash in the accompanying condensed balance sheet within other assets as of September 30, 2021. As of December 31, 2020, the Company held no restricted cash.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. For the three and nine months ended September 31, 2021 and 2020, there were no differences between net loss and comprehensive loss.

Deferred Issuance Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred issuance costs until such financings are consummated. After consummation of such an equity financing, these costs are recorded as a reduction of the proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred issuance costs, currently recorded within other assets, will be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss. The Company recorded deferred issuance costs of $3.1 million within other assets as of September 30, 2021, and recorded no deferred issuance costs as of December 31, 2020.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheets for all leases and disclosing key information about leasing arrangements. This ASU was originally proposed to be effective for annual reporting periods after December 15, 2019, however, in July 2019, the FASB delayed the effective date to January 2021 and ASU 2020-05 delayed the effective date to January 2022. The Company is currently evaluating the impact that this standard will have on its financial statements and related disclosures, and expects to adopt the new standard in the fourth quarter of 2021.

3. Fair Value of Financial Assets and Liabilities

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	SEPTEMBER 30,
DESCRIPTION	2021	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Cash equivalents	$89,526	$89,526	$—	$—
Total financial assets	$89,526	$89,526	$—	$—

During the year ended December 31, 2020, there were no assets or liabilities measured at fair value. During the nine months ended September 30, 2021 and the year ended December 31, 2020, there were no transfers between fair value levels. The fair values of the Company’s cash equivalents, consisting of its money market funds, are based on quoted market prices in active markets without any valuation adjustment.

The carrying values of other current assets, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

Tranche Rights

The Company determined that its obligations to issue, and the Company’s investors’ obligation to purchase, additional shares of Series A convertible preferred stock (“Series A”) at a fixed price (i.e. the issuance price) pursuant to the Tranche Rights (see Note 8) in three subsequent tranches following the initial closing of the Series A financing represented freestanding financial instruments. The Company issued 2,267,813 and 3,779,688 shares in January 2020 and July 2020, respectively, pursuant to these rights, at a purchase price of $1.32 per share. The final tranche was cancelled upon termination of the Series A preferred stock purchase agreement (“Series A Agreement”) in December 2020.

The Tranche Rights were classified as a liability on the Company’s balance sheets and initially recorded at fair value. The Tranche Rights were subsequently revalued until the tranches were settled, with changes in fair value for each reporting period recognized in other income (expense), net in the statement of operations and comprehensive loss. Upon the purchase of the Tranche Right shares, the fair value of the related Tranche Right was recognized as Series A redeemable convertible preferred stock. The obligation was fully satisfied in December 2020 when the Series A Agreement was terminated, with the remaining value recognized in the statement of operations and comprehensive loss. As such, the Company does not have a Tranche Right liability recorded as of December 31, 2020 or September 30, 2021.

The fair value of Tranche Rights was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. A change in the assumptions related to the valuation of the Tranche Rights could have a significant impact on the value of the obligation. Each Tranche

Right was valued as a forward contract. The values were determined using a probability-weighted present value calculation. In determining the fair values of the Tranche Rights, estimates and assumptions impacting fair value included the estimated future values of the Company’s Series A, discount rates, estimated time to tranche closing, and probability of each tranche closing. The Company determined the per share future value of the Series A shares by back-solving to the initial proceeds of the Series A financing. The Company remeasured each Tranche Right at each reporting period and prior to settlement.

Anti-dilution Right

In accordance with a license agreement between the Company and ARIAD Pharmaceuticals, Inc. (“ARIAD”), the Company was obligated to issue to ARIAD additional Series A shares for no consideration upon the issuance of certain Milestone Shares (see Note 8) to certain investors (“Anti-dilution Right”).

The Company determined that the Anti-dilution Right was a freestanding financial instrument. The freestanding financial instrument was classified as an asset or liability on the Company’s balance sheets and initially recorded at fair value. The fair value of the Anti-dilution Right was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. A change in the assumptions related to the valuation of the Anti-dilution Rights could have a significant impact on the value of the obligation.

The Anti-dilution Right was valued as a forward contract. The value was determined using a probability-weighted present value calculation. In determining the fair values of the obligation, estimates and assumptions impacting fair value included the estimated future values of the Company’s Series A shares, discount rates, estimated time to share issuance and probability of each share issuance. The Company determined the per share future value of the Series A shares by back-solving to the initial proceeds of the Series A financing.

The Anti-dilution Right was subsequently revalued until anti-dilution shares were issued or the Anti-dilution Right was terminated, with changes in fair value for each reporting period recognized in other income (expense), net in the statements of operations and comprehensive loss. Upon issuance of the Anti-dilution shares, the fair value of the Anti-dilution Right was recognized as Series A redeemable convertible preferred stock.

In accordance with the Anti-dilution Right, the Company issued ARIAD 372,791 and 621,318 additional Series A shares in January 2020 and July 2020, respectively, upon the issuance of Milestone Shares to its investors. The obligation was fully satisfied in December 2020 in conjunction with the termination of the Series A Agreement; as such, the Company does not have an Anti-dilution Right liability as of December 31, 2020 or September 30, 2021. ARIAD did not receive additional Series A shares upon the termination of the Series A Agreement.

The Company remeasured the Tranche Rights and the Anti-dilution Right at each reporting period and prior to settlement. The following reflects the ranges of significant quantitative inputs used in the valuation of the Tranche Rights and the Anti-dilution Right during 2020:

FOR THE YEAR ENDED
DECEMBER 31, 2020
Stand-alone Series A Preferred Stock price (spot price)	$1.84 - $5.93
Risk-free rate	1.6%
Discount factor	0.9923 - 1.0
Time to milestone event (years)	0.0 years - 0.5 years
Probability of tranche closing	0% - 100%

The following table provides a rollforward of the aggregate fair value of the Company’s Tranche Rights and Anti-dilution Right (in thousands):

	PREFERRED STOCK	ANTI-DILUTION
	TRANCHE RIGHTS	RIGHT
Balance as of December 31, 2019	$2,220	$1,142
Change in fair value	3,969	1,190
Fair value recognized as Series A upon settlement of right	(6,189)	(2,332)
Balance as of December 31, 2020	$—	$—

4. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2021 and as of December 31, 2020 (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020
Accrued research and development	$664	$310
Accrued legal	112	143
Accrued compensation and benefits	738	10
Accrued other	1,280	—
Restricted stock liability, current	494	—
Total accrued expenses and other current liabilities	$3,288	$463

5. Property and Equipment, net

Property and equipment, net consisted of the following as of September 30, 2021 and as of December 31, 2020 (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020
Computer equipment	$—	$6
Less: accumulated depreciation	—	(5)
Property and equipment, net	$—	$1

Depreciation expense for the nine months ended September 30, 2021 and 2020 was approximately $1,000 and $2,000, respectively. There were no impairments recorded to date.

6. License Agreements

Agreement Description

In June 2018, the Company entered into a license agreement with ARIAD, for an exclusive, transferable (subject to certain restrictions), sublicensable (subject to certain conditions), worldwide license, under certain of ARIAD’s patent rights, know-how and compounds and a certain ARIAD chemical library, to develop, use, manufacture, market and commercialize certain compounds, and products that contain such compounds, that are therapeutically useful for the treatment of diseases and disorders in humans, including with respect to c-

KIT, a type of receptor tyrosine kinase and tumor marker (also known as CD117 and stem cell factor receptor).

Pursuant to the license agreement, in exchange for an exclusive license, a non-exclusive license, and certain laboratory equipment, the Company issued to ARIAD 621,318 shares of Series A and a non-exclusive license to certain intellectual property. In addition, the Company provided to ARIAD the Anti-dilution Right described in Note 3. The non-exclusive licenses were granted to the parties in order to administratively facilitate the flow of data between the parties without infringement on existing patents; all of the economic value of the agreement is concentrated in the exclusive license. The laboratory equipment the Company acquired was not material.

The Company accounted for the agreement as an asset acquisition. The transaction price was measured as the fair value of the 621,318 shares of Series A issued to ARIAD and the fair value of the Anti-Dilution Right (as described in Note 3), or approximately $1.4 million. The Company determined that the licensed intellectual property represented in-process research and development assets with no alternative future use. As a result, the cost to license the intellectual property of $1.4 million was recognized as research and development expense on the Company’s statements of operations in the year-ended December 31, 2018.

The Company is required to pay ARIAD tiered royalty payments that are low- to mid-single digits of the Company’s future net sales and those of its sublicensees of each product comprising a licensed ARIAD compound in each country. The Company is also responsible for costs relating to the prosecution and maintenance of the licensed patents. The agreement contains anti-stacking and generic competition provisions on the royalties whereby the Company may deduct a percentage of the amounts due for royalties from its payments if the Company enters into a third-party license agreement, and may reduce the rates in the event a generic product is being marketed and sold by a third party and the average net sales as measured over a specified period of time are at least a certain percentage lower than the average net sales during the a specified period of time immediately prior to the launch of the generic product.

The term of the agreement commenced in June 2018 and unless earlier terminated as provided in the agreement for breach of terms by either party or for convenience by the Company with advanced written notice, shall continue in full force and effect, on a country-by-country and product-by-product basis until the date on which the royalty term in such country with respect to such product expires. The royalty term is the period from the first commercial sale of such product in such country until the later of (a) the expiry of all patents that cover the product in such country or (b) ten years after the first commercial sale.

The license agreement terminates, on a product-by-product and country-by-country basis, on expiration of the royalty term for such product for the applicable country. Thereafter, the licenses from ARIAD to the Company with respect to such product for such country will convert to a fully paid, royalty-free, irrevocable and perpetual license.

7. Commitments and Contingencies

Legal Proceedings

The Company may from time to time be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2021 or the year ended December 31, 2020, and no material legal proceedings are currently pending or, to the best of the Company’s knowledge, threatened.

Leases

On September 16, 2021, the Company entered into an agreement to lease 7,351 square feet of office space in Cambridge, Massachusetts. The lease term is seven years, with a one-time option right to extend the term five additional years, and is expected to commence in the first quarter of 2022. The annual base rent under the lease is approximately $0.8 million for the first lease year and is subject to annual increases of 3% thereafter. The Company provided a security deposit in the form of a letter of credit in the amount of approximately $0.4 million upon signing, pursuant to the terms of the lease.

The future minimum payments required under the lease as of September 30, 2021 are as follows (in thousands):

Year Ending September 30,
2021 (3 months)	$—
2022	757
2023	780
2024	803
2025	827
Thereafter	2,635
Total minimum lease payments	$5,802

8. Redeemable Convertible Preferred Stock

In June 2018, the Company entered into the Series A Agreement, under which it agreed to issue up to 13,203,025 shares of Series A in an initial closing and three subsequent milestone-based tranches, inclusive of the Anti-dilution Right. Under the Series A Agreement, the Company initially issued 3,779,688 shares to certain investors at a price of $1.32 per share for proceeds of $4.7 million, net of issuance costs of $0.3 million. The Series A Agreement provided for three additional tranche closings based on the achievement of three defined milestones (the “Tranche Rights”), pursuant to which certain investors were required to purchase, and the Company to sell, up to 7,559,376 additional shares of Series A at a price of $1.32 per share upon the achievement or waiver of the defined milestone. All Series A shares issued as a result of the achievement or waiver of a milestone are referred to as “Milestone Shares”. The Company concluded that the obligation and right to make future issuances of Series A shares under the Tranche Rights met the definition of a freestanding financial instrument, as the rights were legally detachable from the Series A (see Note 3). In January 2020 and July 2020, the Company sold 2,267,813 and 3,779,688 Milestone Shares, respectively, to certain investors at a price of $1.32 per share for proceeds of $8.0 million as a result of the achievement of two milestones. The requirement to purchase the remaining Milestone Shares was cancelled in December 2020 upon the determination by the Company that the program would be cancelled.

In conjunction with the Series A shares issued to certain investors, the Company issued shares to ARIAD pursuant to the ARIAD Agreement (Note 6). The Company issued 621,318 shares to ARIAD as part of the initial Series A closing in June 2018 in exchange for access to ARIAD’s intellectual property. Upon the issuance of Milestone Shares to certain investors in January 2020 and July 2020, the Company issued 372,791 and 621,318 Series A shares, respectively, to ARIAD as part of ARIAD’s Anti-dilution Right (see Note 3). The Company concluded that the Anti-dilution Right that represented the obligation to make future issuances of Series A to ARIAD met the definition of a freestanding financial instrument, as the rights were separately exercisable and legally detachable from the underlying license rights.

In August 2019, the Series A Agreement was amended to authorize the sale of 2,267,812 additional Series A shares to a certain majority stockholder of the Company in the form of an operating cash closing. These shares were sold for $1.32 per share, for gross proceeds of $3.0 million and recognized at their fair value of $2.6 million. In December 2020, the Series A Agreement was further amended to authorize the sale of 3,023,751 additional shares of Series A to the same investor in the form of a second operating cash closing. These shares were sold for a purchase price of $1.32 per share, for gross proceeds of $4.0 million and recognized at their fair value of $17.9 million. Immediately after the second operating cash closing in December 2020, the Series A Agreement was terminated; as such, as of December 31, 2020, no additional Series A shares were authorized to be issued. No terms of the existing Series A shares were amended in conjunction with these transactions, and the operating cash closes were intended to provide for a certain investor to be able to purchase additional preferred stock shares outside of those issued in conjunction with milestone achievement and to provide the Company with cash to cover operating expenses.

In January 2021, the Company entered into the Series B Preferred Stock Purchase Agreement (“Series B Agreement”) whereby the Company agreed to issue 8,741,726 shares of Series B redeemable convertible preferred stock (“Series B”) at $11.45 per share to designated investors. The certificate of incorporation was amended and restated in connection with the execution of the Series B Agreement and authorized the new Series B shares. During the nine months ended September 30, 2021, the Company issued 8,741,726 shares of Series B for gross proceeds of $100.1 million.

As of September 30, 2021 and December 31, 2020, the redeemable convertible preferred stock (“preferred stock”) consisted of the following (in thousands, except share amounts):

	SEPTEMBER 30, 2021
	PREFERRED	PREFERRED STOCK			COMMON STOCK
	STOCK	ISSUED AND	CARRYING	LIQUIDATION	ISSUABLE UPON
	AUTHORIZED	OUTSTANDING	VALUE	VALUE	CONVERSION
Series A	22,136,987	16,734,179	$41,289	$22,137	16,734,179
Series B	11,564,094	8,741,726	99,892	100,100	8,741,726
Total	33,701,081	25,475,905	$141,181	$122,237	25,475,905

	DECEMBER 31, 2020
	PREFERRED	PREFERRED STOCK			COMMON STOCK
	STOCK	ISSUED AND	CARRYING	LIQUIDATION	ISSUABLE UPON
	AUTHORIZED	OUTSTANDING	VALUE	VALUE	CONVERSION
Series A	22,136,987	16,734,179	$41,289	$22,137	16,734,179
Series B	—	—	—	—	—
Total	22,136,987	16,734,179	$41,289	$22,137	16,734,179

The holders of Series A and Series B shares have the following rights and preferences:

Voting Rights

The holder of each share of preferred stock shall have the right to one vote for each share of common stock into which such preferred stock could then be converted, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of common stock, and shall be entitled, notwithstanding any provision hereof, to notice of any stockholders’ meeting in accordance with the bylaws of this corporation.

Dividends

The holders of shares of preferred stock are entitled to receive dividends, out of any assets legally available therefor, prior and in preference to any declaration or payment of any dividend on the common stock by the Company at a rate of 8.0% of the original issue price per annum, payable when, as and if declared by the Company’s board of directors (the “Board”). Such dividends shall not be cumulative. After payment of such dividends, any additional dividends or distributions shall be distributed among all holders of common stock and preferred stock in proportion to the number of shares of common stock that would be held by each such holder if all shares of preferred stock were converted to common stock at the then effective conversion rate.

Liquidation Rights

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, asset transfer, merger or acquisition (a “Liquidation Event”), the holders of preferred stock shall be entitled to receive out of the proceeds or assets of this corporation available for distribution to its stockholders, prior and in preference to any distribution of the proceeds of such liquidation event to the holders of common stock by reason of their ownership thereof, an amount per share equal to the sum of the applicable original issue price.

Conversion

Each share of preferred stock shall automatically be converted into shares of common stock at the conversion rate at the time in effect for such series of preferred stock immediately upon the earlier of: (i) the closing of the Company’s sale of its common stock in a firm commitment underwritten public offering pursuant to an effective registration statement on Form S-1 under the Securities Act of 1933, as amended, that results in at least $30 million of gross proceeds and in connection with such offering the common stock is listed for trading on the Nasdaq Stock Market’s National Market, the New York Stock Exchange or another exchange or marketplace approved by the Board; or, (ii) the date, or the occurrence of an event, specified by vote or written consent or agreement of the holders of a majority of the then outstanding shares of preferred stock.

The conversion price of the preferred stock will be subject to a broad-based weighted average anti-dilution adjustment in the event that the Company issues additional equity securities (other than the issuance of shares reserved under any employee incentive plan and certain other customary exceptions) at a purchase price less than the applicable conversion price.

Redemption

The preferred stock is not redeemable at the option of the holder thereof except for in the event of a Liquidation Event if the corporation does not effect a dissolution under the general corporation law within 90 days after such Liquidation Event.

9. Common Stock

The Company was authorized to issue 41,083,993 and 29,054,797 and shares of $0.0001 par value common stock as of September 30, 2021 and as of December 31, 2020, respectively. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preference of the holders of the preferred stock set forth above.

Voting Rights

Each share of common stock entitles the holder to one vote, together with the holders of preferred stock, on all matters submitted to the stockholders for a vote.

Dividends

Holders of common stock shall be entitled to receive dividends if and when they are declared by the Board and after all holders of preferred stock have been paid according to their rights described in Note 8. As of September 30, 2021, no cash dividends have been declared or paid.

Liquidation Rights

After payment to the holders of preferred stock of their liquidation preferences, the remaining assets of the Company are distributed to the holders of common stock.

Restricted Stock

The Company issued restricted common stock to its founders in May 2018, which vest monthly over five years through 2023. At issuance, these shares also contained certain performance-based vesting criteria which were associated with the milestone events for the Series A shares, two of which were achieved in 2020 (see Note 8). In December 2020 in conjunction with the Series A termination, the final performance-based vesting criteria was waived, leaving only service-based vesting criteria remaining as of September 30, 2021 and as of December 31, 2020.

As of the nine months ended September 30, 2021 and as of the year ended December 31, 2020, the Company has reserved the following shares of common stock for potential conversion of outstanding preferred stock, the vesting of restricted stock and the exercise of stock options:

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020
Preferred Stock	25,475,905	16,734,179
Unvested restricted stock	915,476	825,836
Options to purchase common stock	4,699,003	1,852,141
Total	31,090,384	19,412,156

10. Stock-Based Compensation

2018 Stock Incentive Plan

The Company adopted the 2018 Stock Incentive Plan (the “Plan”) on June 13, 2018 for the issuance of stock options and other stock-based awards. As of September 30, 2021 and December 31, 2020, the number of shares reserved for issuance under the Plan as approved by the Board was 6,026,908 and 2,474,920 shares, respectively. There were 981,975 and 622,779 shares available for future grant under the Plan as of September 30, 2021 and December 31, 2020, respectively.

The Plan is administered by the Board. The exercise prices, vesting and other restrictions are determined at the discretion of the Board, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the common stock on the date of grant. Stock options awarded under the Plan expire ten years after the grant date unless the Board sets a shorter term. Vesting periods for awards under the plans are determined at the discretion of the Board. Stock options granted to employees and nonemployees typically vest over four years. Shares of restricted stock awards granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over five years. Certain executives who are option holders are able to early exercise stock option awards, even prior to full vesting conditions being met. If and when this occurs, the stock option becomes outstanding restricted stock, and remains restricted until the remaining vesting terms are met. The Company can repurchase these early unvested exercised options. During the nine months ended September 30, 2021, 345,930 options to purchase common stock were exercised early and they continue to vest as restricted stock awards over the requisite service period. The Company has recognized the proceeds received of $1.4 million as a liability as of September 30, 2021.

2021 Equity Incentive Plan

In September 2021, the Company’s board of directors adopted, and its stockholders approved, the Theseus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), which became effective on October 6, 2021. The 2021 Plan provides for the grant of stock options, restricted shares, restricted stock units, and other types of equity awards. The aggregate number of shares of common stock reserved for issuance under the 2021 Plan is equal to the sum of (a) 4,395,080 shares of common stock, plus (b) up to 4,699,003 shares of common stock subject to awards granted under the Plan that are outstanding on October 6, 2021 that are subsequently forfeited, expire or lapse unexercised or unsettled and shares of common stock issued pursuant to awards granted under the Plan that are outstanding on October 6, 2021 and that are subsequently forfeited to or reacquired by the Company, and (c) the additional annual increase in shares of common stock reserved for issuance under the 2021 Plan. On the first day of each fiscal year of the Company during the term of the 2021 Plan, commencing on January 1, 2023 and concluding on (and including) January 1, 2031, the aggregate number of shares of common stock reserved for issuance under the 2021 Plan shall automatically increase by a number equal to the lesser of (a) five percent (5%) of the total number of shares of common stock actually issued and outstanding on the last day of the preceding fiscal year or (b) a number of shares of common stock determined by the Company’s board of directors. The Company shall reserve and keep available such number of shares of common stock as will be sufficient to satisfy the requirements of the 2021 Plan.

Employee Stock Purchase Plan

In September 2021, the Company’s board of directors adopted, and its stockholders approved, the Theseus Pharmaceuticals, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on October 6, 2021. The ESPP is administered by the Company’s board of directors or by one or more committees to which the Company’s board of directors delegates such administration. The number of shares of common stock reserved for issuance under the ESPP is 400,000, plus the additional annual increase in shares of common stock reserved for issuance under the ESPP. On the first day of each fiscal year of the Company during the term of the ESPP, commencing on January 1, 2023 and concluding on January 1, 2041, the aggregate number of shares of common stock reserved for issuance under the ESPP shall automatically increase by a number equal to the lesser of (i) one percent (1%) of the total number of shares of common stock actually issued and outstanding on the last day of the preceding fiscal year, and (ii) a number of shares of common stock determined by the Company’s board of directors. Shares of common stock issued pursuant to the ESPP may be authorized but unissued shares or treasury shares.

Stock Option Valuation

The assumptions that the Company used in Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted are as follows:

	FOR THE NINE MONTHS ENDED	FOR THE YEAR ENDED
	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Risk-free interest rate	1.03%	0.51%
Expected term (in years)	5.2 - 6.1	5.97 - 6.00
Expected volatility	76.14% - 83.56%	98.17% - 98.21%
Expected dividend yield	0.00%	0.00%

A summary of option activity under the Plan during the nine months ended September 30, 2021 is as follows (in thousands except share, per share data and contractual terms):

		WEIGHTED-AVERAGE	WEIGHTED-AVERAGE
		PER-SHARE	REMAINING	AGGREGATE
	SHARES	EXERCISE PRICE	CONTRACTUAL TERM	INTRINSIC VALUE
Outstanding as of December 31, 2020	1,852,141	$0.32	9.98	$6,566
Granted	3,195,931	5.10
Exercised	(345,930)	4.03		569
Cancelled	(3,139)	4.03
Outstanding as of September 30, 2021	4,699,003	$3.29	9.48	43,079
Options vested and exercisable as of September 30, 2021	421,850	$1.17	9.21	$4,762

There were no options vested as of December 31, 2020. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted-average per share grant date fair value of options granted during the nine months ended September 30, 2021 and 2020 was $4.67 and $0, respectively. Stock-based compensation expense for options granted of $2.5 million was recorded for the nine months ended September 30, 2021. As of September 30, 2021, there was $18.9 million of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 3.4 years as of September 30, 2021.

The total fair value of options vested during the nine months ended September 30, 2021 and 2020 was $1.5 million and $0, respectively.

Shares of Restricted Common Stock

The Company has granted shares of restricted common stock with the number of shares that vest based on the lesser of the time-based vesting over five years or the achievement of certain milestones. A summary of restricted stock activity under the Plan during the nine months ended September 30, 2021 and the year ended December 31, 2020 is as follows:

		WEIGHTED-AVERAGE
		PER-SHARE GRANT-DATE
	SHARES	FAIR VALUE
Unvested shares at December 31, 2020	825,836	$0.83
Vested	(256,290)	0.83
Unvested shares issued as a result of early option exercise	345,930	2.14
Unvested shares at September 30, 2021	915,476	$2.66

In 2019, the restricted common stock awards were modified to add a new performance condition for the operating cash closing of the Series A financing, which was ultimately achieved in 2019. In 2020, the restricted common stock awards were modified to waive the final requirement to achieve a certain milestone. As a result, as of September 30, 2021, all of the unvested restricted common stock awards are only subject to time-based vesting through the end of the requisite service period. As of September 30, 2021 and December 31, 2020, respectively, there was $0.1 million and $0.2 million of unrecognized stock-based compensation expense related to unvested restricted stock. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 1.7 years as of September 30, 2021.

The total fair value of restricted stock vested during the nine months ended September 30, 2021 and the year ended December 31, 2020 was $2.6 million and $1.9 million, respectively. The Company recorded stock-based compensation expense for restricted stock of $0.3 million during both the nine months ended September 30, 2021 and 2020.

Stock-based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees during the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Research and development	$585	$26	$1,479	$207
General and administrative	708	8	1,298	61
	$1,293	$34	$2,777	$268

11. Income Taxes

Income taxes for the nine months ended September 30, 2021 and 2020 have been calculated based on an estimated annual effective tax rate and certain discrete items. For the nine months ended September 30, 2021 and 2020, no income tax was recorded, as the Company is forecasting an ordinary pre-tax loss for the year ending December 31, 2021 and maintains a full valuation allowance against its net deferred tax assets. The Company has never been examined by the Internal Revenue Service or any other jurisdiction for any tax years and, as such, all years within the applicable statutes of limitations are potentially subject to audit.

12. Related Party Transactions

Iain Dukes is a founding member of the Company and has served as a member of the Board since June 2018. From June 2018 until April 2021, Dr. Dukes served as the Company's Chief Executive Officer under a consulting agreement, and from April 2021 until September 2021, Dr. Dukes served as the Executive Chairman. On September 15, 2021, Dr. Dukes transitioned into his role as Chairman of the Board. During the nine months ended September 30, 2021, Dr. Dukes earned compensation of $0.2 million, of which $30,000 was payable as of period end. As of September 30, 2021, Dr. Dukes owned 388,324 shares of the Company's common stock, and held options to purchase an additional 441,959 shares of common stock.

13. Net Loss Per Share

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except share and per share data):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(7,372)	$(1,429)	$(18,652)	$(9,107)
Net loss attributable to common stockholders - basic and diluted	$(7,372)	$(1,429)	$(18,652)	$(9,107)
Denominator:
Weighted-average common stock outstanding - basic and diluted	1,428,054	672,911	997,949	502,804
Net loss per share attributable to common stockholders - basic and diluted	$(5.16)	$(2.12)	$(18.69)	$(18.11)

The Company’s potentially dilutive securities, which include preferred stock, unvested restricted stock and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders for the nine months ended September 30, 2021 and 2020 because including them would have had an anti-dilutive effect:

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Preferred Stock	25,475,905	13,710,427
Unvested restricted stock	915,476	984,567
Options to purchase common stock	4,699,003	—
	31,090,384	14,694,994

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report and the prospectus for our initial public offering, or IPO, dated October 6, 2021, filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or SEC, on October 7, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report includes forward-looking statements that involve risks and uncertainties, such as statements of our plans, strategies, objectives, expectations, and intentions. As a result of many factors, including those factors set forth in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company focused on improving the lives of cancer patients through the discovery, development and commercialization of transformative targeted therapies. Our development programs are designed to address drug resistance mutations in key driver oncogenes, which are mutated genes that cause cancer. Resistance mutations limit the efficacy of existing targeted therapies by rendering tumor cells unresponsive to drugs, and therefore present a critical challenge in cancer treatment today. Our initial focus is on developing the next generation of tyrosine kinase inhibitors, or TKIs, and is rooted in the critical role that tyrosine kinases play in the development of cancer. Despite the commercial success of approved TKIs, the development of drug resistance is a persistent limitation, narrowing the number of effective treatment options available to patients as they progress through subsequent lines of therapy.

Our goal is to develop “pan-variant” kinase inhibitors—inhibitors that target all major cancer causing and drug resistance mutations in clinically significant protein kinases. We believe that truly pan-variant inhibitors are required to effectively inhibit the heterogeneous mix of resistance mutations found in patients, and may also suppress the emergence of new mutations when used in earlier lines of therapy. To develop such inhibitors, we deploy our novel predictive resistance assay, or PRA, a highly differentiated cell-based method for testing TKIs that we believe is predictive for “pan-ness.”

Our lead product candidate, THE-630, is a pan-variant inhibitor of all major classes of activating and resistance mutations of the KIT kinase, or a pan-KIT inhibitor, for the treatment of gastrointestinal stromal tumors, or GIST, a type of cancer characterized by oncogenic activation of KIT. THE-630 is derived from intellectual property exclusively licensed to us by ARIAD Pharmaceuticals, Inc., or ARIAD. We have recently received clearance from the U.S. Food and Drug Administration, or FDA, with respect to an investigational new drug application, or IND, for the evaluation of THE-630 in patients with advanced GIST whose disease has developed resistance to prior KIT-targeting therapies. We plan to initiate a phase 1/2 dose escalation and expansion clinical trial between late fourth quarter 2021 and mid-first quarter 2022.

Our second program is focused on next-generation inhibitors of epidermal growth factor receptor, or EGFR, that are active against C797S, the most common EGFR mutation that causes resistance to first- or later-line osimertinib treatment in patients with non-small cell lung cancer, or NSCLC. We have developed a series of fourth-generation EGFR inhibitors designed to inhibit the full range of single-, double- and triple-mutant variants found in the tumors of patients with EGFR-mutant NSCLC that have developed resistance to osimertinib in first- or later-line therapy, including the C797S mutation. We intend to nominate a development candidate from our EGFR inhibitor program in the first half of 2022, and thereafter initiate IND-enabling studies.

In addition, we are evaluating several potential targets and intend to select one or more as our next program(s) in 2022.

Since our inception in December 2017, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development activities, including with respect to our pan-KIT and fourth generation EGFR inhibitor programs. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from sales of shares of our Series A preferred stock, par value $0.0001, or our Series A Preferred Stock, and Series B preferred stock, par value $0.0001, or our Series B Preferred Stock, which we refer to collectively as our Preferred Stock, and through the sale of our common stock in our IPO. From inception through September 30, 2021, we have raised aggregate gross proceeds of approximately $120 million through the sale and issuance of our Preferred Stock. In addition, the aggregate net offering proceeds raised in our IPO in October 2021, including from the underwriters’ partial exercise of their over-allotment option, was approximately $162.3 million. Upon the closing of the IPO, each outstanding share of our Preferred Stock automatically converted into one share of common stock.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more product candidates. Our net losses were $18.7 million and $9.1 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $52.9 million. We expect to continue to incur significant and increasing losses for the foreseeable future. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

●	initiate clinical development of THE-630;
●	advance our fourth-generation EGFR inhibitor program and other compounds we may develop in the future from discovery through preclinical development and clinical trials;
●	seek marketing approvals for any product candidates that successfully complete clinical trials;
●	obtain, expand, maintain, defend and enforce our intellectual property portfolio;
●	hire additional clinical, regulatory and scientific personnel;
●	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	establish agreements with contract research organizations, or CROs, and contract manufacturing organizations, or CMOs; and
●	add operational, legal, compliance, financial and management information systems and personnel to support our research, product development and future commercialization efforts, as well as to support our operations as a public company.

Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures related to our research and development activities.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for a product candidate. In addition, if we obtain regulatory approval for a product candidate and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing and distribution activities.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings or other capital sources, which could include collaborations, strategic alliances or licensing arrangements. We may be unable to raise additional funds or enter into such arrangements when needed, on favorable terms, or at all. Our failure to raise capital or enter into such agreements as, and when, needed, could have a material adverse effect on our business, results of operations, and financial condition, including requiring us to have to delay, reduce or eliminate product development or future commercialization efforts.

Because of the numerous risks and uncertainties associated with development of targeted oncology therapies, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. We will need to generate significant revenue to achieve profitability, and we may never do so. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of September 30, 2021, we had cash and cash equivalents of $90.4 million. Based on our current operating plan, we believe that the net proceeds from our IPO, completed in October 2021, together with our existing cash and cash equivalents, will be sufficient to fund our operations and capital expenses into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See section titled “—Liquidity and Capital Resources.”

Impact of COVID-19 Pandemic

The global coronavirus disease 2019, or COVID-19, pandemic continues to evolve, and we will continue to monitor the COVID-19 situation. The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our CMOs, CROs, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain and is subject to change.

Initial Public Offering

On October 12, 2021, we issued and sold 10,000,200 shares of our common stock in connection with our IPO at a public offering price of $16.00 per share. The aggregate gross proceeds, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $160.0 million. On October 25, 2021, the underwriters partially exercised their over-allotment option to purchase an additional 1,171,990 shares of our common stock for $16.00 per share. The partial exercise of the underwriters’ over-allotment option closed on October 27, 2021, and the aggregate gross proceeds, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $18.8 million. After giving effect to this partial exercise of the over-allotment option, the total number of shares of common stock sold by us in the IPO increased to 11,172,190 shares, and the total gross proceeds increased to $178.8 million. In aggregate, we raised approximately $162.3 million in net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. Upon closing the IPO, all outstanding shares of our Preferred Stock automatically converted into 25,475,905 shares of common stock.

Components of Our Results of Operations

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products or from other sources in the near future, if at all. If our development efforts for our current product candidate, THE-630, or additional product candidates that we may develop in the future are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.

Operating Expenses

Research and Development Expenses

Research and development expenses account for a significant portion of our operating expenses and consist primarily of costs incurred in connection with the discovery and preclinical development of our potential development candidates, and include:

●	salaries, benefits, stock-based compensation and other related costs for individuals involved in research and development activities;
●	external research and development expenses incurred under agreements with CROs and consultants that conduct our preclinical studies and other scientific development services;
●	costs incurred under agreements with CMOs for manufacturing material for our preclinical studies and planned clinical trials; and
●	costs related to compliance with regulatory requirements.

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors or our estimate of the level of service that has been performed at each reporting date. Payments for these external development activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid expenses or accrued expenses. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized, even when there is no alternative future use for the research and development. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

A significant portion of our research and development costs have been external costs, which we track after a clinical product candidate has been identified. We utilize third party contractors for our research and development activities and CMOs for our manufacturing activities and we do not have our own laboratory or manufacturing facilities. Therefore, we have no material facilities expenses attributed to research and development. Our internal research and development costs are primarily personnel-related costs and other indirect costs.

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase for the foreseeable future as we initiate a clinical trial for our product candidate, THE-630, and continue to discover and develop additional product candidates, expand our headcount and maintain, expand and enforce our intellectual property portfolio. If any product candidates enter into later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. There are numerous factors associated with the successful development and commercialization of any product candidates we may develop in the future, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development program and plans.

The successful development of our current product candidate, THE-630, or any product candidates we may develop in the future is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development and commercialization of THE-630 and any other product candidates we may develop. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of any current or future product candidate, if approved.

This is due to the numerous risks and uncertainties associated with product development, including the uncertainty of:

●	the timing and progress of preclinical and clinical development activities;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	our ability to maintain our current research and development programs and to establish new programs;
●	successful patient enrollment in, and the initiation and completion of, clinical trials;
●	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
●	our ability to establish new licensing or collaboration arrangements;
●	the performance of our future collaborators, if any;
●	our ability to establish arrangements with third-party manufacturers for the commercial supply of products that receive marketing approval, if any;
●	development and timely delivery of commercial-grade drug formulations that can be used in our planned clinical trials and for commercialization;
●	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
●	commercializing product candidates, if approved, whether alone or in collaboration with others; and
●	maintaining a continued acceptable safety profile of the product candidates following approval.

Any changes in the outcome of any of these variables with respect to the development of THE-630 or any future product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any clinical trials following the FDA’s acceptance and clearance of an IND application, we could be required to expend significant additional financial resources and time to complete clinical development than we currently expect. We may never obtain regulatory approval for any product candidates that we develop.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits, and stock-based compensation expenses for personnel in executive, finance, accounting, human resources and other administrative functions. Other significant general and administrative expenses include legal fees relating to patent, intellectual property and corporate matters, and fees paid for accounting, consulting and other professional services, and expenses for rent, insurance and other operating costs.

We anticipate that our general and administrative expenses will increase in the future as our business expands to support our continued research and development activities, including any future clinical trials. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, among other expenses. We also anticipate increased expenses associated with being a public company, including costs for audit, legal, regulatory and tax-related services related to compliance with the rules and regulations of the SEC, listing standards applicable to companies listed on a national securities exchange, director and officer insurance premiums and investor relations costs. In addition, if we obtain regulatory approval for our current product candidate or any product candidates we may develop in the future and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support product sales, marketing and distribution activities.

Total Other Income (Expense), Net

Change in Fair Value of Preferred Stock Tranche Rights and Anti-dilution Right

Total other income (expense), net consists of fluctuations in the fair value of our Preferred Stock tranche rights and our anti-dilution right. The Preferred Stock tranche rights, or the Tranche Rights, related to our obligation to issue, and investors’ obligation to purchase in three subsequent tranches, additional shares of our Series A Preferred Stock following the initial closing of our Series A Preferred Stock financing in June 2018. We issued shares of our Series A Preferred Stock in January 2020 and July 2020 pursuant to these rights. The final tranche was cancelled in December 2020 upon termination of the purchase agreement entered into in connection with the purchase and sale of the Series A Preferred Stock (as amended and restated), or the Series A Preferred Stock Purchase Agreement. The Tranche Rights were classified as a liability on our balance sheet and initially recorded at fair value. The Tranche Rights were subsequently revalued until the tranches were settled, with changes in fair value for each reporting period recognized in other expense, net. Upon the purchase of the Tranche Right shares, the fair value of the related Tranche Right was recognized as Series A Preferred Stock. This obligation was fully satisfied in December 2020 when the Series A Preferred Stock Purchase Agreement was terminated.

The anti-dilution right, or Anti-dilution Right, related to our obligation to issue additional shares of Series A Preferred Stock to ARIAD for no consideration upon the achievement of certain milestones set forth in the Series A Preferred Stock Purchase Agreement. In accordance with the Anti-dilution Right, we issued ARIAD additional shares of Series A Preferred Stock in January 2020 and July 2020. We determined that the Anti-dilution Right was a freestanding financial instrument, and it was classified as an asset or liability on our balance sheets and initially recorded at fair value. The Anti-dilution Right was subsequently revalued until anti-dilution shares were issued or the Anti-dilution Right was terminated, with changes in fair value for each reporting period recognized in other expense, net. Upon issuance of the Anti-dilution shares, the fair value of the Anti-dilution Right was recognized as Series A Preferred Stock. This Anti-dilution Right was fully satisfied as of the termination of the Series A Preferred Stock Purchase Agreement in December 2020.

Other Income (Expense)

Other income (expense) primarily consists of interest income, which is earned on cash equivalents that generate interest on a monthly basis, and state and franchise taxes.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2021	2020	CHANGE
Operating expenses:
Research and development	$4,996	$1,275	$3,721
General and administrative	2,378	154	2,224
Total operating expenses	7,374	1,429	5,945
Loss from operations	7,374	1,429	5,945
Other income (expense), net:
Change in fair value of preferred stock tranche rights	—	—	—
Change in fair value of anti-dilution right	—	—	—
Other income, net	2	—	2
Total other income (expense), net	2	—	2
Net loss	$(7,372)	$(1,429)	$(5,943)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020 (in thousands):

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2021	2020	CHANGE
Pan-KIT inhibitor program (THE-630)	$2,780	$400	$2,380
Fourth-generation EGFR inhibitor program	212	474	(262)
Salaries and other unallocated	2,004	401	1,603
	$4,996	$1,275	$3,721

Research and development expenses were $5.0 million for the three months ended September 30, 2021 compared to $1.3 million for the three months ended September 30, 2020. The increase in research and development expenses was primarily attributable to the following:

●	a $2.4 million increase in costs related to the preclinical development of THE-630 as it progressed into the GLP toxicology phase; and
●	a $1.6 million increase in salaries and other unallocated expenses, including an increase in stock-based compensation expense of $0.6 million and an increase in salary and benefit related expense of $0.5 million, primarily due to an increase in headcount; and
●	offset in part by a $0.3 million decrease in costs related to our fourth-generation EGFR inhibitor program, primarily due to a decrease in CMO expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2021 and 2020 (in thousands):

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2021	2020	CHANGE
Personnel-related expenses (including stock-based compensation)	$1,502	$9	$1,493
Facilities and supplies	64	20	44
Legal and professional fees	616	125	491
Other expenses	196	—	196
	$2,378	$154	$2,224

General and administrative expenses were $2.4 million for the three months ended September 30, 2021, compared to $0.2 million for the three months ended September 30, 2020. The increase in general and administrative expenses was primarily attributable to the following:

●	a $1.5 million increase in personnel costs, including an increase in stock-based compensation expense of $0.7 million, an increase in recruiting expense of $0.2 million, and an increase in salary and benefit related expense of $0.6 million, primarily due to an increase in headcount; and
●	a $0.5 million increase in professional fees, including legal and audit expenses.

Total Other Income (Expense), Net

Total other income, net was $2,000 for the three months ended September 30, 2021, and consisted primarily of interest income. During the three months ended September 30, 2020, no other income (expense) was recorded.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2021	2020	CHANGE
Operating expenses:
Research and development	$13,306	$3,470	$9,836
General and administrative	5,371	478	4,893
Total operating expenses	18,677	3,948	14,729
Loss from operations	18,677	3,948	14,729
Other income (expense), net:
Change in fair value of preferred stock tranche rights	—	(3,969)	3,969
Change in fair value of anti-dilution right	—	(1,190)	1,190
Other income, net	25	—	25
Total other income (expense), net	25	(5,159)	5,184
Net loss	$(18,652)	$(9,107)	$(9,545)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020 (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2021	2020	CHANGE
Pan-KIT inhibitor program (THE-630)	$7,813	$1,008	$6,805
Fourth-generation EGFR inhibitor program	662	1,124	(462)
Salaries and other unallocated	4,831	1,338	3,493
	$13,306	$3,470	$9,836

Research and development expenses were $13.3 million for the nine months ended September 30, 2021, compared to $3.5 million for the nine months ended September 30, 2020. The increase in research and development expenses was primarily attributable to the following:

●	a $6.8 million increase in costs related to the preclinical development of THE-630 as it progressed into the GLP toxicology phase; and
●	a $3.5 million increase in salaries and other unallocated expenses, including an increase in stock-based compensation expense of $1.3 million and an increase in salary and benefit related expense of $1.4 million, primarily due to an increase in headcount; and
●	offset in part by a $0.5 million decrease in costs related to our fourth-generation EGFR inhibitor program, primarily due to a decrease in CMO expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2021 and 2020 (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2021	2020	CHANGE
Personnel-related expenses (including stock-based compensation)	$2,829	$67	$2,762
Facilities and supplies	100	74	26
Legal and professional fees	1,780	328	1,452
Other expenses	662	9	653
	$5,371	$478	$4,893

General and administrative expenses were $5.4 million for the nine months ended September 30, 2021, compared to $0.5 million for the nine months ended September 30, 2020. The increase in general and administrative expenses was primarily attributable to the following:

●	a $2.8 million increase in personnel costs, including an increase in stock-based compensation expense of $1.2 million, an increase in recruiting expense of $0.6 million, and an increase in salary and benefit related expense of $0.9 million, primarily due to an increase in headcount; and
●	a $1.5 million increase in professional fees, including legal and audit expenses.

Total Other Income (Expense), Net

Total other income, net was $25,000 for the nine months ended September 30, 2021, which consisted of interest income. For the nine months ended September 30, 2020, we recognized total other expense, net of $5.2 million. The decrease was almost entirely due to the remeasurement of the Tranche Rights and the Anti-dilution Right in the nine months ended September 30, 2020, prior to the settlement of the rights through the issuance of the related Series A Preferred Stock and the termination of the Series A Preferred Stock Purchase Agreement.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. As of September 30, 2021, we had cash, cash equivalents, and restricted cash of $90.4 million.

We have funded our operations primarily with gross proceeds of $120 million from sales of our Preferred Stock through September 30, 2021. We completed our IPO in October 2021 through which we received net proceeds of approximately $162.3 million, including the net proceeds received from with the underwriters’ partial exercise of their over-allotment option.

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2021	2020
Net cash used in operating activities	$(17,279)	$(3,614)
Net cash provided by financing activities	99,604	7,994
Net (decrease) increase in cash	$82,325	$4,380

Net Cash Provided by Operating Activities

During the nine months ended September 30, 2021, net cash used in operating activities was $17.3 million, primarily due to our net loss of $18.7 million and uses of cash for prepaid expenses and other current assets of $1.0 million and other assets of $2.6 million, partially offset by $2.8 million of stock-based compensation expense, a $0.8 million change in accounts payable, and a $1.4 million change in accrued expenses and other current liabilities

During the nine months ended September 30, 2020, net cash used in operating activities was $3.6 million, primarily due to our net loss of $9.1 million, partially offset by the $4.0 million increase in fair value of the Tranche Rights, the $1.2 million increase in fair value of the Anti-dilution Right and stock-based compensation expense of $0.3 million.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing was $99.6 million, resulting from proceeds of $99.9 million received from the issuance and sale of shares of our Series B Preferred Stock, net of issuance costs and $1.4 million in proceeds from the early exercise of stock options, partially offset by the use of $1.7 million of cash for the payment of expenses related to the IPO.

During the nine months ended September 30, 2020, net cash provided by financing was $8.0 million, resulting from proceeds received from the issuance and sale of shares of our Series A Preferred Stock, net of issuance costs.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue research and development and advance THE-630 into a clinical trial and advance the preclinical development of our other programs. Furthermore, we expect to incur additional costs associated with operating as a public company including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

Based on our current operating plan, we believe that the net proceeds from our IPO, completed in October 2021, together with our existing cash and cash equivalents, will be sufficient to fund our operations and capital expenses into the second half of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

●	the scope, rate of progress, success and costs of our drug discovery, preclinical development activities, laboratory testing and clinical trials for product candidates;
●	the number and scope of clinical programs we decide to pursue;
●	the scope and costs of manufacturing development and commercial manufacturing activities for product candidates, if approved;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the timing and amount of any payments required to be made under the agreements governing acquired or in-licensed product candidates or technologies;
●	the cost, timing and outcome of regulatory review of product candidates;
●	the cost and timing of establishing sales and marketing capabilities, if any product candidate receives marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	the impact of the COVID-19 pandemic or other external disruptions on our business, results of operations and financial position;
●	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of product candidates;
●	the costs associated with being a public company; and
●	the cost associated with commercializing product candidates, if they receive marketing approval.

A change in the outcome of any of these or other variables with respect to the development of our pan-KIT or EGFR inhibitor programs or any product or development candidate we may develop in the future could significantly change the costs and timing associated with our development plans. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, which could include collaborations, strategic alliances or licensing arrangements. We currently have no credit facility or committed sources of capital. Adequate additional funds may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of such stockholders. Debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research program or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Contractual Obligations

We did not have during the periods presented, and we do not currently have, any material contractual obligations, other than as described below. Refer to Note 7 in our financial statements included elsewhere in this Quarterly Report for further details.

License Agreement

We may incur contingent royalty payments that we are required to make under our license agreement with ARIAD, pursuant to which we have in-licensed certain intellectual property used to develop THE-630. Due to the uncertainty of the achievement and timing of the events requiring payment under our license agreement with ARIAD, the amounts to be paid by us are not fixed or determinable at this time. We are required to pay ARIAD royalties on all sales of licensed products, with such royalty percentages in the low- to mid-single digits of sales. We have not paid any royalties to date as we have no products commercially approved for sale.

Lease

On September 16, 2021, we entered into an agreement to lease 7,351 square feet of office space in Cambridge, Massachusetts, which is expected to serve as our headquarters. The lease term is seven years, with a one-time option right to extend the term five additional years, and is expected to commence in the first quarter of 2022. The annual base rent under the lease is approximately $0.8 million for the first year of the lease and is subject to annual increases of 3% thereafter over the initial seven-year lease term. We provided a security deposit in the form of a letter of credit in the amount of approximately $0.4 million upon signing, pursuant to the terms of the lease.

	Payments Due by Period
		Less than			Greater than
	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$5,802	$568	$1,572	$1,667	$1,995
Total	$5,802	$568	$1,572	$1,667	$1,995

Internal Control Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that existed as of September 30, 2021. See Item 4, Controls and Procedures. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition of results of operations, which may adversely affect our business.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates. There have been no significant changes to our critical accounting policies from those described in our final prospectus for our IPO dated October 6, 2021, filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 7, 2021.

Emerging Growth Company Status

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company”, or an EGC, may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early.

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) December 31, 2026, the last day of the fiscal year ending after the fifth anniversary of our IPO.

We are also a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700.0 million measured on the last business day of our second fiscal quarter.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited financial statements appearing elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities. As of September 30, 2021, we had cash, cash equivalents, and restricted cash of $90.8 million, which included restricted cash of $0.4 million, which were held in money market funds and in savings accounts at banking institutions. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

Our expenses are generally denominated in U.S. dollars. We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with certain foreign vendors that are located in Europe and Asia. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date these gains and losses have not been material to our financial statements. A hypothetical 10% increase or decrease in exchange rates during any of the periods presented would not have had a material impact on our financial results. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and research and development contracts. We do not believe that inflation has had a material effect on our financial results during the periods presented.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

As disclosed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report, we previously identified a material weakness in our internal control over financial reporting in connection with the audit of our financial statements as of and for each of the years ended December 31, 2020 and 2019. The material weakness related to a lack of appropriately designed and implemented controls over the financial reporting relating to the accounting for the timing of the recognition of purchases.

Remediation Plan

We are committed and are taking steps necessary to remediate this material weakness by implementing changes to our internal control over financial reporting. We have made the following enhancements to our control environment, including the following:

●	we hired additional qualified accounting and finance personnel to provide needed levels of expertise in our internal accounting function and to implement appropriate controls over the recognition of invoices;
●	we engaged external accounting advisory consultants to provide additional depth and breadth in our technical accounting and financial reporting capabilities; and
●	we implemented a financial close policy and monitoring program, including the formation of a Disclosure Committee.

Our remediation activities and efforts are ongoing and are expected to continue through the remainder of 2021. In addition to the existing enhancement, we expect to among other things:

●	complete risk assessment activities and evaluate the design and implementation of internal controls to address relevant risk, including developing remediation plans for any design deficiencies in our system of internal controls;
●	engage internal control consultants to assist us with the remediation of any identified control design deficiencies, and to perform tests of our internal controls to evaluate the operating effectiveness of our system of internal controls; and
●	hire additional qualified accounting and finance personnel to further strengthen the accounting organization and continue to engage external accounting advisory consultants on an as-needed basis

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time subject to litigation and other legal proceedings. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

You should consider carefully the risks described below, together with the other information contained in this Quarterly Report, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See “Special Note Regarding Forward-Looking Statements.”

RISK FACTOR SUMMARY

Our business and our ability to execute our business strategy are subject to numerous risks. These risks include, among others:

●	We are very early in our development efforts, have a limited operating history, have not initiated or completed any clinical trials, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.
●	We have incurred significant net losses in each period since our inception, and we expect to continue to incur significant net losses for the foreseeable future.
●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve in a timely manner our objectives relating to the discovery, development and commercialization of our product candidate and development programs.
●	We will need to obtain substantial additional funding to complete the development and, if approved, any commercialization of product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our product development programs or other operations.
●	We are substantially dependent on our pan-KIT and epidermal growth factor receptor, or EGFR, inhibitor programs. If we are unable to advance any product candidates from our pan-KIT or EGFR inhibitor programs through preclinical and clinical development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed.
●	We may not be able to submit investigational new drug applications, or INDs, for our EGFR inhibitor and other programs to commence clinical trials on the timelines we expect, and even if we are able to submit an IND, the U.S. Food and Drug Administration, or FDA, may not permit us to initiate clinical trials.
●	Our preclinical studies and any clinical trials that we may commence may fail at any time, and because our only product candidate and our pan-KIT and EGFR inhibitor programs are in a very early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products.
●	We have no experience as a company in conducting clinical trials.

●	We face substantial competition which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	We have never commercialized a product candidate as a company before and currently lack the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators.
●	We may be unable to obtain U.S. or foreign regulatory approval and, as a result, may be unable to commercialize product candidates.
●	We depend on intellectual property licensed from ARIAD Pharmaceuticals, Inc., or ARIAD, the termination of which could result in the loss of significant rights, which would harm our business.
●	If we and our licensors and collaborators, if any, are unable to obtain and maintain sufficient patent and other intellectual property protection for product candidates and technology, our competitors could develop and commercialize products and technology similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any product candidates we may develop.

RISK FACTORS

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We are very early in our development efforts, have a limited operating history, have not initiated or completed any clinical trials, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.

We are a biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. Since our inception in December 2017, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development activities, including with respect to our pan-KIT inhibitor and our epidermal growth factor receptor, or EGFR, inhibitor development programs. We have not initiated or completed any clinical trials, have no products approved for commercial sale and have not generated any revenue to date. Drug development is a highly uncertain undertaking that involves a substantial degree of risk.

We have not yet demonstrated our ability to successfully initiate and complete any clinical trials, obtain marketing approvals, manufacture the clinical or commercial supply of drug product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for investors to accurately predict our likelihood of success and viability than if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by preclinical-stage biopharmaceutical companies in rapidly evolving fields. We also expect that, as we advance our product candidate and development programs, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We have not yet demonstrated an ability to successfully overcome such risks and difficulties, or to make such a transition. If we do not adequately address these risks and difficulties or successfully make such a transition, our business will suffer such that we may never generate revenues or achieve profitability.

We have incurred significant net losses in each period since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our convertible preferred stock and the sale of our common stock in our initial public offering. Our net loss was $7.2 million and $12.0 million for the years ended December 31, 2019 and 2020, respectively, and $18.7 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $52.9 million. We are still in the very early stages of development of our product candidate and development programs and have not yet initiated or completed any clinical trials. As a result, we expect that it will be many years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover and develop additional potential products.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses, which we expect to increase as our development programs advance, and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, our ability to fund the development of our product candidate and development programs, our ability to achieve and maintain profitability and the performance of our common stock.

Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve in a timely manner our objectives relating to the discovery, development and commercialization of our product candidate and development programs.

We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for many years, if ever. We rely on our team’s expertise and experience in biology, chemistry, drug discovery and translational research to develop our product candidate and development programs. Identifying potential product candidates and conducting preclinical studies and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval. In addition, any product candidates that we develop, if approved, may not achieve product sales or commercial success.

As such, our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

●	successful and timely completion of our ongoing and planned preclinical studies of our development candidates from our pan-KIT and EGFR inhibitor programs and any other future programs;
●	timely submission and clearance of our IND applications for any product candidate we develop;
●	timely and satisfactory responses to any concerns or questions raised by the FDA in respect of any submitted INDs, including any concerns that could result in the imposition of any full or partial clinical holds;
●	establishing and maintaining relationships with contract research organizations, or CROs, and clinical trial sites for the clinical development of product candidates from our pan-KIT and EGFR inhibitor programs and any other future programs both in the United States and internationally;
●	timely receipt of marketing approvals from regulatory authorities for product candidates for which we successfully complete clinical development;
●	developing an efficient and scalable manufacturing process for product candidates, including obtaining finished products that are appropriately packaged for sale, through manufacturing arrangements as necessary;
●	establishing and maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for product candidates, if approved;
●	successful commercial launch following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
●	a continued acceptable safety profile following any marketing approval of product candidates;
●	acceptance of product candidates, if approved, by patients, the medical community and third-party payors;
●	satisfying any required post-marketing studies or other commitments to applicable regulatory authorities;

●	identifying, assessing and developing new product candidates;
●	obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	defending against third-party interference or infringement claims, if any;
●	entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize product candidates;
●	obtaining coverage and adequate reimbursement by third-party payors for product candidates, if approved;
●	addressing any competing therapies and technological and market developments; and
●	attracting, hiring and retaining qualified personnel.

See also “—Risks Related to the Discovery, Research and Development of Product Candidates.”

We may never be successful in achieving our objectives and, even if we do, may never generate revenue that is significant or large enough to achieve profitability. In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis, and we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable would significantly decrease the value of our company and could impair our ability to maintain or further our research and development efforts, raise additional necessary capital, grow our business and continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will need to obtain substantial additional funding to complete the development and, if approved, any commercialization of product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our product development programs or other operations.

Since our inception, we have used substantial amounts of cash to fund our operations, and our expenses will increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of and initiate preclinical studies and clinical trials of product candidates. The development of product candidates, including conducting preclinical studies and clinical trials, is a very time-consuming, capital intensive and uncertain process that takes years to complete. Even if our only product candidate, THE-630, or any additional product candidates that we may develop enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities. In addition, if we obtain marketing approval for product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Our expenses could increase beyond expectations if we are required by the FDA or any comparable foreign regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Furthermore, we expect to incur additional costs associated with operating as a public company.

As of September 30, 2021, we had $90.4 million in cash and cash equivalents, excluding the net proceeds from our initial public offering completed in October 2021. Based on our current operating plan, we believe that the net proceeds of approximately $162.3 million from our initial public offering, together with our existing cash and cash equivalents, will be sufficient to fund our operations and capital expenses into the second half of 2024.

Advancing the development of our pan-KIT and EGFR inhibitor programs and other development programs will require a significant amount of capital. The net proceeds from our initial public offering, together with our existing cash and cash equivalents, will not be sufficient to fund our product candidate through regulatory approval, and we anticipate needing to raise additional capital to complete the development of and commercialize our product candidate and development programs. Our estimate as to how long we expect our existing cash and cash equivalents, together with the net proceeds from our initial public offering, to fund our operations is based on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect, particularly given that the design and outcome of our ongoing preclinical studies and anticipated preclinical studies and clinical trials are highly uncertain. Our future capital requirements will depend on many factors, including:

●	the scope, rate of progress, success and costs of our drug discovery, preclinical development activities, laboratory testing and clinical trials for product candidates;
●	the number and scope of clinical programs we decide to pursue;
●	the scope and costs of manufacturing development and commercial manufacturing activities for product candidates, if approved;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the timing and amount of any payments required to be made under the agreements governing acquired or in-licensed product candidates or technologies;
●	the cost, timing and outcome of regulatory review of product candidates;
●	the cost and timing of establishing sales and marketing capabilities, if any product candidate receives marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	the impact of the COVID-19 pandemic or other external disruptions on our business, results of operations and financial position;
●	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of product candidates;
●	the costs associated with being a public company; and
●	the cost associated with commercializing product candidates, if they receive marketing approval.

Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research or drug development programs, clinical trials or future commercialization efforts.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We will need to obtain substantial additional funding to complete the development and any commercialization of our product candidate and any additional product candidates that we may develop. Until such time, if ever, as we can generate substantial product revenue, we will be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current and future operating plans.

We do not have any committed external source of funds, and adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of product candidates.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to product candidates or grant licenses on terms that are not favorable to us.

Risks Related to the Discovery, Research and Development of Product Candidates

We are very early in our development efforts and are substantially dependent on our pan-KIT and EGFR inhibitor programs. If we are unable to advance any product candidates from our pan-KIT or EGFR inhibitor programs through preclinical and clinical development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts. Although we have recently received clearance from the FDA to commence our planned clinical trial with respect to our only product candidate, THE-630, the clinical trial has not commenced and THE-630 has not yet been tested in humans. We have not yet demonstrated our ability to successfully initiate or complete clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization.

As such, our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful preclinical and clinical development and eventual commercialization of one or more product candidates from our pan-KIT or EGFR inhibitor programs. The success of our pan-KIT and EGFR inhibitor programs will depend on several factors, including the following:

●	successful and timely completion of preclinical studies;
●	timely submission and clearance of INDs for our anticipated clinical trials;
●	successful initiation of clinical trials;
●	successful and timely study subject selection and enrollment in and completion of clinical trials;
●	maintaining and establishing relationships with CROs and clinical trial sites for the clinical development of product candidates both in the United States and internationally;
●	the frequency and severity of adverse events in clinical trials;
●	demonstrating efficacy, safety and tolerability profiles that are satisfactory to the FDA or any comparable foreign regulatory authorities for marketing approval;
●	the timely receipt of marketing approvals from FDA and any comparable foreign regulatory authorities;
●	the timely identification, development and approval of companion diagnostic tests, if required;
●	the extent of any required post-marketing studies or other post-approval commitments to applicable regulatory authorities;
●	the establishment and maintenance of supply arrangements with third-party drug product suppliers and manufacturers for clinical development and, if approved, commercialization of product candidates;
●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, and the protection of our other intellectual property rights, both in the United States and internationally;
●	the availability of an approved product for evaluation as a combination therapy;
●	successful commercialization following the receipt of any marketing approval;
●	a continued acceptable safety profile following any marketing approval;
●	acceptance of our products, if approved, by patients, the medical community and third-party payors;
●	addressing any potential delays resulting from factors related to the COVID-19 pandemic; and
●	our ability to compete with other therapies, including our ability to differentiate any product for which we receive marketing approval against other approved products within the same class of drugs.

We do not have complete control over many of these factors, including certain aspects of preclinical and clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize any product candidates from our development programs, which would materially harm our business. If we do not receive marketing approvals for such product candidates, we may not be able to continue our operations.

We may not be able to submit INDs for our EGFR inhibitor and other programs to commence clinical trials on the timelines we expect, and even if we are able to submit an IND, the FDA may not permit us to initiate clinical trials.

Before we can initiate clinical trials in the United States for product candidates, we must submit the results of preclinical testing to the FDA along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol as part of an IND submission. We intend to nominate a development candidate from our EGFR inhibitor program in the first half of 2022, and thereafter initiate IND-enabling studies. However, we may not be able to submit such IND, or any INDs we may submit for any of our other programs, on the timelines we expect, or at all.

We cannot be sure that submitting an IND will result in the FDA allowing clinical trials to begin or of the timelines to begin any such trials, or that, once begun, issues will not arise that will require us to suspend or terminate clinical trials. In particular, there can be no guarantee that a clinical trial will be commenced or commenced on the terms specified in an IND, or that the FDA will not require additional information or studies be provided. Although an IND automatically becomes effective 30 days after receipt by the FDA, the FDA, within the 30-day time period, may raise concerns or questions about the conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks, and may refuse to allow the IND to take effect until we address their concerns or questions or impose a full or partial clinical hold. The FDA must notify the sponsor of the grounds for the hold, and any identified deficiencies must be resolved before the clinical trial can begin. Successful completion of clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA or other marketing applications to other comparable foreign regulatory authorities, for each product candidate and, consequently, the regulatory approval of each product candidate. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA or other comparable foreign regulatory authorities, and we may never receive such marketing approvals. The commencement and completion of clinical trials can be delayed for a number of reasons.

Any failure to submit INDs on the timelines we, our stockholders or securities analysts expect or to obtain regulatory approvals for our anticipated clinical trials may prevent us from initiating or completing our clinical trials or commercializing product candidates on a timely basis, if at all. Even if completed, any delays in commencing or completing our clinical trials will increase our costs, extend the time it takes to complete clinical development and jeopardize the commercial prospects of product candidates and our ability to commence product sales and generate revenue, if at all. Further, if we are unable to achieve our goals within the timeframes we announce, the price of our common stock could decline, and you may lose some or all of your investment.

In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. For example, if we make manufacturing or formulation changes to a product candidate, we may need to conduct additional studies to bridge that modified product candidate to earlier versions we have evaluated. Further, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidate or any product candidates that we may develop could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly. Any termination of any clinical trial of product candidates will harm our commercial prospects and our ability to generate revenue.

In addition to our pan-KIT or EGFR inhibitor programs, our prospects depend in part upon discovering, developing and commercializing product candidates from other research programs, which may fail in development or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates from our research programs, in addition to our pan-

KIT and EGFR inhibitor programs. Research programs to identify new product candidates require substantial technical, financial and human resources.

Our approach to the discovery and design of small molecule tyrosine kinase inhibitor, or TKIs, relies on our PRA, a novel screening and characterization approach that incorporates two critical human serum proteins that can affect drug activity. Our PRA has not been clinically validated. While the results of preclinical studies have suggested that certain of our TKIs may have the ability to inhibit all major classes of activating and resistance mutations, we have not yet succeeded and may not succeed in demonstrating efficacy and safety of THE-630 or any of our development programs in clinical trials or in obtaining marketing approval thereafter. If our approach to the discovery and design of product candidates does not lead to the development of product candidates that prove to be effective and safe for the targeted indication, we may never generate the necessary data or results required to obtain marketing approval.

Even if identified, a development candidate can unexpectedly fail at any stage of development. The historical failure rate for development candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The success of other development candidates we may develop will depend on many factors, including those described throughout “—Risks Related to the Discovery, Research and Development of Product Candidates.”

Even if we successfully advance any development candidates into preclinical and clinical development, their success will be subject to all of the preclinical, clinical, regulatory and commercial risks described elsewhere in this “Risk Factors” section. Accordingly, there can be no assurance that we will ever be able to discover, develop, obtain regulatory approval of, commercialize or generate significant revenue from product candidates from any research programs outside of our pan-KIT and EGFR inhibitor programs.

Our preclinical studies and any clinical trials that we may commence may fail at any time, and because our only product candidate and our pan-KIT and EGFR inhibitor programs are in a very early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products.

Before obtaining marketing approval from the FDA or other comparable foreign regulatory authorities for the sale of product candidates, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that such product candidates are both safe and effective for use in each target indication. Preclinical and clinical testing is expensive, difficult to design and implement and can take many years to complete, and its ultimate outcome is uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, and, because our only product candidate, THE-630, and our pan-KIT and EGFR inhibitor programs are in a very early stage of development, there is a high risk of failure and we may never succeed in developing products that receive marketing approval.

The commencement and completion of clinical trials, such as our phase 1/2 dose escalation and expansion clinical trial for THE-630 that we plan to initiate between late fourth quarter 2021 and mid-first quarter 2022, can be delayed for a number of reasons, including delays related to:

●	failure of product candidates in preclinical studies or clinical trials to demonstrate safety and efficacy;
●	delays with IND-enabling studies or in analyzing the data collected from any completed clinical trials;
●	negative or inconclusive clinical trial results that may require us to conduct additional clinical trials or abandon certain research and/or drug development programs;
●	the number of study subjects required for clinical trials being larger than anticipated, enrollment in these clinical trials being slower than anticipated or participants dropping out of these clinical trials at a higher rate than anticipated, including as a result of actions taken by governments and individuals in response to the COVID-19 pandemic;
●	subjects choosing an alternative treatment or other product candidates, or participating in competing clinical trials;
●	lack of adequate funding to continue the clinical trial;
●	subjects experiencing severe or unexpected drug-related adverse effects;
●	any interruptions or delays in the supply of product candidates for our clinical trials;

●	a facility manufacturing product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practice, or cGMP, regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
●	any changes to the manufacturing process of product candidates that may be necessary or desired;
●	any failure or delay in reaching an agreement with CROs and clinical trial sites;
●	clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or GCP, or regulatory requirements or other third parties not performing data collection or analysis in a timely or accurate manner;
●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other comparable foreign regulatory authorities for violations of applicable regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications;
●	the effects of the ongoing COVID-19 global pandemic;
●	one or more institutional review boards, or IRB, refusing to approve, suspending or terminating the trial at a clinical trial site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; or
●	changes in regulatory requirements and policies, which may require us to amend clinical trial protocols to comply with these changes and resubmit our clinical trial protocols to IRBs for reexamination.

If we are required to conduct additional preclinical studies, clinical trials or other testing of product candidates beyond those that are contemplated, if we are unable to successfully complete preclinical studies or clinical trials of product candidates or other testing in a timely manner, if the results of these studies, trials or tests are not positive or are only modestly positive or if there are safety concerns, we may incur unplanned costs, be delayed in seeking and obtaining marketing approval, if we receive such approval at all, receive more limited or restrictive marketing approval, be subject to additional post-marketing testing requirements or have the drug removed from the market after obtaining marketing approval.

We have only conducted preclinical studies to date and the outcome of preclinical testing and early clinical trials may not be predictive of the success of subsequent clinical trials, including in respect of demonstrating consistent or adequate efficacy and safety.

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidate, THE-630, and any additional product candidates that we may develop are safe and effective for use in a defined population before we can seek marketing approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through preclinical studies and clinical trials. We do not know whether any preclinical studies or clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain approval to market any product candidates.

The results of preclinical studies may not be predictive of the results of clinical trials of product candidates. Although product candidates may demonstrate promising results in preclinical studies, they may not prove to be safe or effective in subsequent clinical trials. Favorable results from certain animal studies may not accurately predict the results of other animal studies or of human trials due to the inherent biologic differences in species, the differences between testing conditions in animal studies and human trials, and the particular goals, purposes and designs of the relevant studies and trials.

Moreover, the results of preclinical studies and any early clinical trials we complete may not be predictive of the results of later-stage clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, notwithstanding promising results in earlier trials. Clinical trial failure, including with respect to achieving the desired safety and efficacy profile, and the failure to obtain regulatory approval may result from a multitude of factors, including those described under “—Risks Related to the Discovery, Research and Development of Product Candidates—The design or our execution of our clinical trials may not support marketing approval.” In particular, early, smaller-scale clinical trials may not be predictive of eventual safety or effectiveness in large-scale pivotal clinical trials. See “—Risks Related to the Discovery, Research and Development of Product Candidates—Product candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs.”

The development and regulatory approval of product candidates and our stock price may also be impacted by inferences, whether correct or not, that are drawn between the success or failure of preclinical studies or clinical trials of our competitors or other companies in the pharmaceutical and biotechnology industries, in addition to our own preclinical studies and clinical trials.

If the results of our ongoing or future preclinical studies and any future clinical trials are inconclusive with respect to the safety and efficacy of product candidates, if we do not meet the clinical endpoints with statistical or clinically meaningful significance, or if there are safety concerns associated with product candidates or those of our competitors, we may be prevented or delayed in obtaining marketing approval for product candidates.

The design or our execution of our clinical trials may not support marketing approval.

The design or execution of a clinical trial can determine whether its results will support marketing approval, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced and significant resources have been expended.

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dose and dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Assessments of safety and efficacy can therefore vary widely for a particular patient, and from patient to patient and site to site within a clinical trial. As a result, we do not know whether any clinical trials we conduct will demonstrate consistent or adequate efficacy and safety to obtain marketing approval to market our product candidate and any additional product candidates that we may develop. See “—Risks Related to the Discovery, Research and Development of Product Candidates—Product candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs.”

Additionally, even if the FDA or a comparable foreign regulatory authority agrees with the design and implementation of the clinical trials set forth in an IND, such as the recently cleared IND for THE-630, or comparable foreign regulatory submission, there is no guarantee such regulatory authority will not change its requirements in the future. The FDA and comparable foreign regulatory authorities have substantial discretion in the product approval process and in determining when or whether to approve product candidates. For example, as more product candidates within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change. Moreover, data obtained from clinical trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do. Regulators may require us to conduct additional clinical trials or preclinical studies due to negative or inconclusive results. Any changes in requirements for the approval of product candidates made by these regulatory authorities may occur even after they have reviewed and provided comments or advice on a protocol for a planned clinical trial, including a registrational trial, and irrespective of whether product candidates achieve their primary endpoints in such trials.

Any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request, or with other limitations, or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or comparable foreign regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of product candidates, if approved.

We have no experience as a company in conducting clinical trials.

Although many of our personnel have experience in clinical development and manufacturing at other companies, we have no experience as a company in conducting clinical trials. Moreover, we do not currently operate our own laboratory facilities, and we rely completely on the services of independent contractors and consultants to conduct our preclinical studies. In part because of this lack of experience as a company and our limited infrastructure, we cannot be certain that our ongoing preclinical studies will be completed on time or that our planned or anticipated preclinical studies and clinical trials will begin or be completed on time, if at all. Human clinical trials require significant additional financial and management resources and reliance on third-party investigators and collaborators, such as medical institutions, CROs, clinical trial sites, contract manufacturing organizations, or CMOs, and potentially strategic collaborators. We may be unable to identify and contract with sufficient third-party investigators and collaborators on a timely basis or at all, or on terms that are acceptable to us. See “—Risks Related to Our Reliance on Third Parties—We rely on third parties to conduct our preclinical studies, and plan to rely on third parties to conduct clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.”

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial, managerial and research and development resources, we must prioritize our research programs and will need to focus product candidates on the potential treatment of certain indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may also relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We face substantial competition which may result in others discovering, developing or commercializing products before or more successfully than we do.

The pharmaceutical and biotechnology industries, particularly the field of oncology, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions. For example, several biopharmaceutical companies, including Black Diamond Therapeutics, Inc., Blueprint Medicines Corporation, or Blueprint, Deciphera Pharmaceuticals, Inc., or Deciphera, Kinnate Biopharma Inc., Mirati Therapeutics, Inc., Nuvalent, Inc., Relay Therapeutics, Inc., Revolution Medicines, Inc., Scorpion Therapeutics, Turning Point Therapeutics, Inc. and Tyra Biosciences, Inc., are also developing precision oncology medicines.

Our competitors have developed, are developing or may develop products, product candidates and processes competitive with our product candidate. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. There are several approved therapies for the treatment of conditions for which we are attempting or may attempt to develop product candidates. In addition, we believe that a significant number of product candidates are currently under development, and may become commercially available in the future. We also compete to recruit and retain qualified scientific and management personnel, which could negatively affect our level of expertise and our ability to execute our business plan. As a result, our potential commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects or are more convenient than any products that we may develop.

For example, with respect to our lead product candidate, THE-630, there are several large pharmaceutical companies and biotechnology companies marketing drugs for the treatment of GIST, including Blueprint, Novartis AG, Pfizer, Inc., Deciphera and Bayer AG. We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST, including AB Sciences S.A., Arog Pharmaceuticals, Inc., Chia Tai Tianqing Pharmaceutical Group CO., LTD, or CTTP, Cogent Biosciences, Inc., or Cogent, Deciphera, Exelixis, Inc., Immunicum AB, Jiangsu HengRui, Inc., Ningbo Tai Kang Medical Technology Co. Ltd., Taiho Pharmaceutical Co. Ltd, Xencor, Inc. and Merck KGaA. In particular, Cogent has disclosed its planned registrational trial evaluating bezuclastinib in combination with sunitinib, which is being conducted in patients with second-line GIST. If successful, this combination may compete with THE-630 to the extent we are able to advance it into earlier lines of treatment for patients with GIST.

Additionally, with respect to our EGFR inhibitor program, we are aware of other pharmaceutical companies with approved drugs for treatment-resistant EGFR-mutant NSCLC, including AstraZeneca plc’s osimertinib, lazertinib, which is marketed by Yuhan Corp. in South Korea, and almonertinib, which is under collaboration between Jiangsu Hansoh Pharmaceutical Group Co., Ltd. and EQRX, Inc., which is approved in China. In addition, our EGFR inhibitor program may face competition from drug candidates in development for EGFR-mutated NSCLC, including those being developed by Alpha Biopharma Inc., Astellas Pharma Inc., Blueprint, Boehringer Ingelheim RCV GmbH & Co KG, Bridge Biotherapeutics, Inc., C4 Therapeutics, Inc., CTTP, Daiichi Sankyo Company, Limited, Genosco Inc., Genprex, Inc., Janssen Pharmaceuticals, Inc. and Zentalis Pharmaceuticals, Inc.

Our potential commercial opportunity could also be reduced or eliminated if our competitors develop products that obtain marketing approval from the FDA or other comparable foreign regulatory authorities for their products more rapidly than we do. Likewise, our competitors may commercialize products that have a broader label, are marketed more effectively, are more widely reimbursed or are less expensive than any products that we may develop. Any of these could result in our competitors establishing a strong market position before we are able to enter the market or make our development and commercialization more complicated. For example, we will face competition in establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs, which may delay or prevent the development of product candidates. Further, our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize product candidates. Even if our current product candidate or any other product candidates we may develop achieves marketing approval, technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical. Our product candidate and any other product candidates we may develop may also be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products.

Many of our competitors, either alone or with their collaborators, have significantly greater financial resources, established presence in the market and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biopharmaceutical product candidates. These companies also have significantly greater research and marketing capabilities than we do and may also have product candidates that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. Moreover, our competitors may have an advantage over us in weathering the effects of the ongoing COVID-19 pandemic in light of their greater financial resources and access to capital and more diversified product offerings and revenue sources.

We also face competition more broadly across the oncology market for cost-effective and reimbursable cancer treatments. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While product candidates, if any are approved, may compete with these existing drugs and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, product candidates may not be competitive with them. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or other specific branded products. As a result, obtaining market acceptance of, and gaining significant share of the market for, any product candidates that we successfully introduce to the market may pose challenges. Additionally, product candidates may need to compete with drugs physicians use off-label to treat the indications for which we seek approval. This may make it difficult for us to replace existing therapies with our product candidate and any additional product candidates that we may develop. Moreover, many companies are developing new oncology therapeutics, and we cannot predict what the standard of care will be as product candidates progress through clinical development.

If we are unable to compete effectively, our opportunity to generate revenue from the sale of any product candidates we may develop, if approved, could be adversely affected.

Interim, topline and preliminary data from our preclinical studies and clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim or topline data from our preclinical studies and clinical trials. These updates are based on a preliminary analysis of then-available data. These data should be viewed with caution as they may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. For example, we may report responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Certain data may also be subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. A. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available.

Further, regulatory agencies and others, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could adversely impact the potential of the particular program, the likelihood of obtaining regulatory approval of the particular product candidate, commercialization of any approved product and the business prospects of our company in general. In addition, the information we choose to publicly disclose regarding a particular study or trial is typically selected from a more extensive amount of available information. Investors may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business.

If the preliminary, interim or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, any product candidates may be harmed. Adverse differences between preliminary, interim or topline data and final data, including that of our competitors, may also cause the price of our common stock to fluctuate or decline.

Product candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs.

We, the FDA or other comparable foreign regulatory authorities or an IRB may suspend or terminate clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable safety risks or adverse side effects. For example, some potential therapeutics that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development.

While we have not yet initiated clinical trials for our only product candidate, it is likely that there will be side effects associated with its use and the use of any additional product candidates that we may develop, as is typically the case with oncology drugs. Results of our studies or trials could reveal a high and unacceptable severity and prevalence of these or other side effects or adverse events. In addition, product candidates may be studied in combination with other therapies, which may exacerbate adverse events associated with the therapy. Patients treated with product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients to be enrolled in our future clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials for non-treatment related reasons. Moreover, product candidates may be used in populations for which safety concerns may be particularly scrutinized by regulatory agencies.

If product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Drug-related side effects could also result in potential product liability claims.

Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Further, if product candidates obtain marketing approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether our product candidate and any additional product candidates that we may develop will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early-stage clinical trials.

Any of these occurrences may prevent us from obtaining or maintaining regulatory approvals or achieving or maintaining market acceptance of the affected product candidate and, accordingly, may harm our business, financial condition and prospects significantly.

If we encounter difficulties enrolling study subjects in our clinical trials, our clinical development activities could be delayed or otherwise be adversely affected.

Identifying and qualifying study subjects to participate in clinical trials of product candidates is critical to our success. The timing of initiation and completion of our clinical trials depends in part on the speed at which we can recruit study subjects to participate in testing product candidates. We may not be able to initiate or continue clinical trials for product candidates, such as our planned phase 1/2 dose escalation and expansion clinical trial for THE-630 that we plan to initiate between late fourth quarter 2021 and mid-first quarter 2022, if we are unable to locate and enroll a sufficient number of eligible study subjects to participate in these clinical trials to their conclusion as required by the FDA or other comparable foreign regulatory authorities. Study subjects enrollment for clinical trials and the ability to initiate or continue clinical trials for product candidates may be affected by many factors, including:

●	size and nature of the patient population;
●	severity of the disease under investigation;
●	availability and efficacy of approved drugs for the disease under investigation;
●	study subject eligibility criteria for the trial in question as defined in the clinical trial protocol;
●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved or other product candidates being investigated for the indications we are investigating;
●	invasive procedures required to enroll patients and to obtain evidence of the product candidate’s performance during the clinical trial;
●	study subject referral practices of physicians;
●	ability to monitor patients adequately during and after treatment, including through any follow-up periods;
●	ability to recruit clinical trial investigators of appropriate competencies and experience;
●	negative results that we may report in clinical trials of product candidates, which may make it difficult or impossible to recruit and retain subjects in other clinical trials of that same product candidate;
●	ability to obtain and maintain study subject consents; and
●	risk that study subjects enrolled in clinical trials will drop out of the trials before completion or, because they may be late-stage cancer patients, will not survive the full terms of the clinical trials.

Our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our current and potential future product candidates. This competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites.

Our ability to enroll patients in certain jurisdictions may also be significantly delayed by the evolving COVID-19 pandemic due to prioritization of hospital resources toward the COVID-19 pandemic, travel or quarantine restrictions imposed by governments and the inability to access sites for initiation and patient monitoring and enrollment. In addition, patients may not be able or willing to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for product candidates or may affect the timing or outcome of our clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of product candidates, if at all, thereby jeopardize our ability to obtain regulatory approval and the commercialization of product candidates.

Changes in methods of product candidate formulation may result in additional costs or delay.

As product candidates progress through preclinical and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. For example, we may introduce an alternative formulation of one or more product candidates during the course of our clinical trials. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause product candidates to perform differently and affect the results of clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of product candidates and jeopardize our ability to commercialize product candidates, if approved.

Risks Related to the Manufacturing, Commercialization and Marketing of Product Candidates

The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production, which may delay or prevent our ability to provide adequate supply of product candidates for clinical trials or our products for patients, if approved.

Manufacturing drugs, especially in large quantities, is complex and may require the use of innovative technologies. Each lot of an approved drug product must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing drugs requires facilities specifically designed for and validated for this purpose, as well as sophisticated quality assurance and quality control procedures. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination. If our third-party manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization as a result of these challenges, or otherwise, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects. See “—Risks Related to Our Reliance on Third Parties—We contract with third parties for the manufacture of our only product candidate for preclinical studies and expect to continue to do so for additional preclinical studies, anticipated clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.”

We have never commercialized a product candidate as a company before and currently lack the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators.

We have never commercialized a product candidate as a company. For product candidates for which we retain commercialization rights and marketing approval, we will have to develop our own sales, marketing and supply organization or outsource these activities to a third party. We may also license certain rights with respect to product candidates to collaborators, and, if so, we will rely on the assistance and guidance of those collaborators.

Factors that may affect our ability to commercialize product candidates, if approved, on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, developing adequate educational and marketing programs to increase public acceptance of our approved product candidates, ensuring regulatory compliance of our company, employees and third parties under applicable healthcare laws, and other unforeseen costs associated with creating an independent sales and marketing organization.

Establishing an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize product candidates will be expensive and time-consuming and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could adversely impact the commercialization of any product candidates that we obtain approval to market if we do not have arrangements in place with third parties to provide such services on our behalf. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration and such arrangements may prove to be less profitable than commercializing the product on our own. If we are unable to enter into such arrangements when needed, on acceptable terms or at all, we may not be able to successfully commercialize any product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may incur significant additional losses.

The market opportunities for any product candidates we develop, if approved, may be limited to certain smaller patient subsets and may be smaller than we estimate them to be.

When cancer is detected early (referred to as localized disease), conventional treatments, which include chemotherapy, hormone therapy, surgery and radiation therapy and/or selected targeted therapies, may be adequate to cure the patient in many cases. However, if cancer has spread to other areas (advanced or metastatic disease), initial cancer treatments may not be sufficient and other cancer therapies may be considered. Cancer therapies are sometimes characterized by line of therapy (for example, first-, second-, third-, fourth- or fifth-line). The FDA and other comparable foreign regulatory authorities often approve cancer therapies for a particular line of treatment. Typically, drug approvals are initially granted for use in later lines of treatment. With additional evidence of significant efficacy and safety from clinical trials, pharmaceutical and biotechnology companies can seek, and sometimes gain, approval for use in earlier lines of treatment.

We plan to initially seek approval of our product candidate and, in most instances, any additional product candidates that we may develop where prior therapies have had limited clinical benefit or lost their effectiveness. For those product candidates that prove to be sufficiently safe and effective, if any, we would expect to seek approval as earlier lines of therapy. For example, our initial registration strategy with respect to THE-630 will focus on fifth-line GIST. Depending on the clinical data observed in the phase 1/2 trial, we intend to evaluate THE-630 in second-line GIST. There is no guarantee that THE-630 or any product candidates we may develop in the future, even if approved in later lines of therapy, would be approved for an earlier line of therapy, and prior to any such approvals we may have to conduct additional clinical trials that may be costly, time-consuming and subject to risk.

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive a particular line of therapy and who have the potential to benefit from treatment with product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, which could include scientific literature, surveys of clinics or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of the cancers that we are targeting. The potentially addressable patient population for product candidates may be limited or may not be amenable to treatment with product candidates, particularly if product candidates are only approved for later lines of treatment. Consequently, even if product candidates are approved, the number of patients that may be eligible for treatment with product candidates may turn out to be much lower than expected. In addition, we have not conducted market research to determine how treating physicians would expect to prescribe a product that is approved for multiple tumor types if there are different lines of approved therapies for each such tumor type.

Product candidates, if approved, may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

Even if product candidates ultimately receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, third-party payors and others in the medical community. The degree of market acceptance of any product candidates that may be approved in the future will depend on a number of factors, including:

●	the efficacy and safety profile as demonstrated in clinical trials compared to alternative treatments;
●	the timing of market introduction of the product candidate, if approved, as well as competitive products;
●	the indications for which a product candidate is approved;

●	restrictions on the use of product candidates in the labeling approved by regulatory authorities, such as boxed warnings or contraindications in labeling, or a risk evaluation and mitigation strategy, or REMS, if any, which may not be required of alternative treatments and competitor products;
●	the potential and perceived advantages of product candidates over alternative treatments;
●	the cost of product candidates, if approved, in relation to alternative treatments;
●	the availability of coverage and adequate reimbursement by third-party payors, including government authorities;
●	the availability of an approved product for evaluation as a combination therapy;
●	relative convenience and ease of administration;
●	the willingness of the target patient population to try new therapies and undergo required diagnostic screening to determine treatment eligibility and of physicians to prescribe these therapies and diagnostic tests;
●	the effectiveness of sales and marketing efforts;
●	unfavorable publicity relating to product candidates; and
●	the approval of other new therapies for the same indications.

If any product candidates are approved but do not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue from that product candidate, and our financial results could be negatively impacted.

Any product candidates we develop may become subject to unfavorable third-party coverage and reimbursement practices.

The availability and extent of coverage and adequate reimbursement by third-party payors, including government health care programs, private health insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. Sales of any product candidates that receive marketing approval will depend substantially, both in the United States and internationally, on the extent to which the costs of such product candidates will be covered and reimbursed by third-party payors. If coverage is not available, or is available only in limited circumstances, we may not be able to successfully commercialize product candidates.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is (1) a covered benefit under its health plan; (2) safe, effective and medically necessary; (3) appropriate for the specific patient; (4) cost-effective; and (5) neither experimental nor investigational. For example, in order to obtain reimbursement, physicians may need to show that patients have superior treatment outcomes with our products compared to standard of care drugs, including lower-priced generic versions of standard of care drugs. Additionally, eligibility for coverage does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services.

Moreover, in the United States, principal decisions about Medicare reimbursement for new products are typically made by or on behalf of the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS and regional contractors responsible for administering the Medicare program decide whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow these decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not ensure that other payors will also provide coverage for the product candidate. No uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often time-consuming and costly. This process may require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be available consistently or obtained in the first instance. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries.

Third-party payors are increasingly examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies to demonstrate the cost effectiveness of our products. Notwithstanding the results of these studies, product candidates may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be.

In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics. Further, if any companion diagnostic provider is unable to obtain reimbursement or is inadequately reimbursed, that may limit the availability of such companion diagnostic, which would negatively impact prescriptions for product candidates, if approved.

If we are unable to establish or sustain coverage and adequate reimbursement for any product candidates from third-party payors, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved. Coverage policies and third-party payor reimbursement rates may change at any time. Any of these could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Downward pressure on healthcare costs may negatively affect the coverage and pricing of product candidates.

The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. Legislative or regulatory requirements related to pricing and reimbursement may limit our ability to recoup our investment in one or more product candidates and therefore affect such product candidate’s commercial viability, if approved. Moreover, third-party payors are increasingly requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We expect to experience pricing pressures in connection with the commercialization of any product candidates, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

As federal and state governments implement additional health care cost containment measures, including measures related to prescription drug pricing or reimbursement, we cannot be sure that product candidates, if approved, will be covered by private or public payors, and if covered, whether the reimbursement will be adequate or competitive with other marketed products. Moreover, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors or other changes such as relaxation of restrictions on imports of drugs from countries where they may be sold at lower prices than in the United States. These and other actions by federal and state governments and health plans may put additional downward pressure on pharmaceutical pricing and health care costs, which could negatively impact coverage and reimbursement for our products if approved, our revenue, and our ability to compete with other marketed products and to recoup the costs of our research and development. For further discussion, see “—We may face difficulties from changes to current regulations and future legislation. Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.”

Outside the United States, the commercialization of therapeutics is generally subject to extensive governmental price controls as part of national health systems and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics, such as our product candidate and any additional product candidates that we may develop. For example, to obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Prescription pharmaceutical pricing may also remain subject to continuing governmental control even after initial approval is granted. Some countries that allow companies to fix their own prices for products continue to monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for product candidates. Additionally, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods. Accordingly, in markets outside the United States, the pricing and reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

A variety of risks associated with marketing product candidates internationally could materially adversely affect our business.

We may seek regulatory approval of product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements and reimbursement regimes in foreign countries, such as the lack of pathways for accelerated drug approval, may result in foreign regulatory approvals taking longer and being more costly than obtaining approval in the United States;
●	foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or our interpretation of data from nonclinical studies or clinical trials;
●	approval policies or regulations of foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;
●	impact of the COVID-19 pandemic on our ability to produce product candidates and conduct clinical trials in foreign countries;
●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with legal requirements applicable to privacy, data protection, information security and other matters;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	complexities associated with managing multiple payor reimbursement regimes and government payors in foreign countries;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability under the Foreign Corrupt Practices Act or comparable foreign regulations;
●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geo-political actions, including war and terrorism, trade policies, treaties and tariffs.

These and other risks associated with international operations may materially adversely affect our ability to attain or maintain profitable operations, our product development efforts or our potential clinical trials.

Risks Related to Regulatory Approval Process and Other Healthcare Compliance Matters

We may be unable to obtain U.S. or foreign regulatory approval and, as a result, may be unable to commercialize product candidates.

We have not submitted for, or obtained, regulatory approval for any product candidate, and it is possible that no product candidates will ever obtain regulatory approval.

Product candidates are and will continue to be subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many foreign jurisdictions before a new drug can be approved for marketing. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays.

Moreover, the standards that the FDA and its foreign counterparts use when evaluating clinical trial data can, and often do, change during drug development, which makes it difficult to predict with any certainty how they will be applied. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, or changes in applicable FDA or any other regulatory policy during the period of drug development, clinical trials and regulatory review and approval. Accordingly, the time required to obtain approvals from the FDA or any other regulatory authorities is unpredictable and will take many years, depending upon the type, complexity and novelty of the product candidate. We cannot provide any assurance that any product candidate we may develop will progress through required clinical testing and obtain the regulatory approvals necessary for us to begin selling them.

Regulatory authorities have substantial discretion in the approval process. Applications for product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA or other comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials;
●	the FDA or other comparable foreign regulatory authorities may determine that product candidates are not safe and effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;
●	the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
●	the FDA or other comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data;
●	we may be unable to demonstrate to the FDA or other comparable foreign regulatory authorities that our product candidate’s risk-benefit ratio for its proposed indication is acceptable;
●	the FDA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Any delay or failure in seeking or obtaining required approvals would have a material and adverse effect on our ability to generate revenue from any particular product candidates we are developing and for which we are seeking approval. Furthermore, any regulatory approval to market a drug may be approved for a narrower patient population than we originally requested or subject to significant limitations on the approved uses or indications for which we may market, promote and advertise the drug or the labeling or other restrictions. In addition, the FDA has the authority to require a REMS as part of approving an NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may significantly limit the size of the market for the drug and affect reimbursement by third-party payors.

There are also numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries, and generally includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval.

We may develop our current or future product candidates in combination with other therapies, which would expose us to additional risks.

We may develop our current or future product candidates in combination with one or more currently approved cancer therapies or therapies in development. Even if any of our current or future product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for product candidates or our own products being removed from the market or being less successful commercially.

We may also evaluate our current or future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or other comparable foreign regulatory authorities. We will not be able to market and sell any product candidate in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA or other comparable foreign regulatory authorities do not approve or withdraw their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with the therapies we choose to evaluate in combination with any of our current or future product candidates, we may be unable to obtain approval of or successfully market any one or all of the current or future product candidates we develop. Additionally, if the third-party providers of therapies or therapies in development used in combination with our current or future product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of our current or future product candidates, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

The FDA and other comparable foreign regulatory authorities may not accept data from trials conducted in locations outside of their jurisdiction.

We anticipate we will conduct clinical trials of our product candidate and any additional product candidates that we may develop both in and outside the United States. The acceptance of study data by the FDA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from United States clinical trials are intended to serve as the basis for marketing approval in the foreign countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from trials conducted outside of its applicable jurisdiction. If the FDA or other comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

Obtaining and maintaining regulatory approval of product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product candidate in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to governmental approval.

Obtaining foreign regulatory approvals and establishing and maintaining compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we or any collaborator fails to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our potential product candidates will be harmed.

Even if product candidates receive regulatory approval, they will be subject to significant post-marketing regulatory requirements and oversight.

Any regulatory approvals that we may receive for product candidates will require the submission of reports to regulatory authorities and on-going surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements and regulatory inspection. In addition, if the FDA or other comparable foreign regulatory authorities approve product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, as well as on-going compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other comparable foreign regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

Later discovery of previously unknown problems with any approved candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with FDA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

●	delays in or the rejection of product approvals;
●	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;

●	restrictions on the products, manufacturers or manufacturing process;
●	warning or untitled letters;
●	civil and criminal penalties;
●	injunctions;
●	suspension or withdrawal of regulatory approvals;
●	product seizures, detentions or import bans;
●	voluntary or mandatory product recalls and publicity requirements;
●	total or partial suspension of production;
●	imposition of restrictions on operations, including costly new manufacturing requirements;
●	revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
●	imposition of a REMS, which may include distribution or use restrictions; and
●	requirements to conduct additional post-market clinical trials to assess the safety of the product.

The FDA and any other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. The occurrence of any event or penalty described above may inhibit our ability to commercialize product candidates, if approved, and generate revenue.

The FDA and other comparable foreign regulatory agencies actively enforce the laws and regulations governing advertising and promotion, including those prohibiting the promotion of off-label uses.

The FDA and other comparable foreign regulatory agencies strictly regulate the promotion and advertisement of prescription products, such as our products, if approved. In particular, a product may not be promoted in the United States for uses that are not approved by the FDA as reflected in the product’s approved labeling, or in other jurisdictions for uses that differ from the labeling or uses approved by the applicable regulatory agencies. While physicians may prescribe products for off-label uses, the FDA and any other regulatory agencies actively enforce laws and regulations that prohibit the promotion of off-label uses by manufacturers, including promotional communications made by companies’ sales force with respect to off-label uses that are not consistent with the approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The U.S. federal government and state governments have also required that drug manufacturers enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

If we are required by the FDA or other comparable foreign regulatory authority to obtain approval of a companion diagnostic test in connection with approval of any product candidates or a group of therapeutic products, and we do not obtain or we face delays in developing and obtaining approval of a diagnostic test, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.

If we are required by the FDA or other comparable foreign regulatory authority to obtain approval of a companion diagnostic test in connection with approval of any product candidates, such companion diagnostic test would be used during our more advanced phase clinical trials as well as in connection with the commercialization of product candidates. Companion diagnostics are regulated as medical devices by FDA and, unless an exemption applies, require premarket clearance or approval by FDA. The two primary types of FDA marketing authorization applicable to a medical device are clearance of a premarket notification under section 510(k) of the FDCA, or 510(k), and approval of a premarket approval application, or PMA. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared at the same time the product candidate is approved. To date, the FDA has required PMA approval of all companion diagnostic tests for cancer therapies. Various foreign regulatory authorities, including the EMA in Europe, also regulate in vitro companion diagnostics as medical devices and, under those regulatory frameworks, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of our current diagnostics and any future diagnostics we may develop, which we expect will require separate regulatory clearance or approval prior to commercialization.

The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express certain biomarkers or the specific genomic alteration that the companion diagnostic was developed to detect. If the FDA or other comparable foreign regulatory authority requires approval of a companion diagnostic for any product candidates, whether before or concurrently with approval of the product candidate, we and our collaborators, may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could cause or contribute to delayed enrollment of our clinical trials, may prevent us from initiating a pivotal trial or may delay or prevent approval or continued marketing of our related product candidates.

Further, in April 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. We will continue to evaluate the impact of this guidance on our companion diagnostic development and strategy. This guidance and future issuances from the FDA and other comparable foreign regulatory authorities may impact our development of a companion diagnostic for product candidates and result in delays in regulatory approval. We may be required to conduct additional studies to support a broader labeling claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business operations.

To be successful in developing, validating, obtaining approval of and commercializing a companion diagnostic, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. We have no prior experience with medical device or diagnostic test development. If we choose to develop and seek FDA approval for companion diagnostic tests on our own, we will require additional personnel. Additionally, we may rely on third parties for the design, development and manufacture of companion diagnostic tests for product candidates that may require such tests. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our collaborators may encounter difficulties in developing, obtaining regulatory approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of product candidates.

If we are unable to successfully develop companion diagnostics for product candidates, or experience delays in doing so, the development of product candidates may be adversely affected, product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any product candidates that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed.

Where appropriate, we plan to seek approval from the FDA or other comparable foreign regulatory authorities through the use of an accelerated approval pathway. If we are unable to obtain agreement from FDA or other comparable foreign regulatory authorities to pursue accelerated approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA or other comparable foreign regulatory authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA or such other comparable foreign regulatory authorities may seek to withdraw accelerated approval.

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for one or more product candidates from the FDA or other comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

Prior to seeking accelerated approval, we will seek feedback from the FDA or other comparable foreign regulatory authorities and will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA or other comparable foreign regulatory authorities, we will continue to pursue or apply for accelerated approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation (for example, Fast Track designation, Breakthrough Therapy designation), there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

We may seek Fast Track designation from the FDA for one or more product candidates. Even if one or more product candidates receive Fast Track designation, we may be unable to obtain or maintain the benefits associated with the Fast Track designation.

Fast Track designation is designed to facilitate the development and expedite the review of therapies for serious conditions and fill an unmet medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the product candidate and the specific indication for which it is being studied. If any product candidates receive Fast Track designation but do not continue to meet the criteria for Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Fast Track designation is within the discretion of the FDA. Accordingly, even if we believe that a product candidate meets the criteria for this designation, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if any product candidate qualifies for Fast Track designation, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

A Breakthrough Therapy designation by the FDA, even if granted for any product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that product candidates will receive marketing approval.

We may seek Breakthrough Therapy designation for one or more of our current or future product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.

Designation as a Breakthrough Therapy is largely within the discretion of the FDA. Accordingly, even if we believe that a product candidate meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to candidate products considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more product candidates qualify as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification and revoke the designation.

We may not be able to obtain orphan drug designation or obtain or maintain orphan drug exclusivity for product candidates and, even if we do, that exclusivity may not prevent the FDA or other comparable foreign regulatory authorities, from approving competing products.

Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Our target indications may include diseases with large patient populations or may include orphan indications.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee exemptions. In addition, if a product candidate that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product candidate is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances. The applicable exclusivity period is 10 years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

There can be no assurances that we will be able to obtain orphan designations for product candidates. Even if we obtain orphan drug designation for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review.

We may face difficulties from changes to current regulations and future legislation. Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

In March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the ACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. Certain provisions have been subject to judicial and Congressional challenges, as well as efforts by a past U.S. presidential administration to repeal or replace certain aspects of the ACA. The Tax Cuts and Jobs Act of 2017, or the TCJA, for example, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” The ACA has been challenged numerous times in various court cases, including challenges before the U.S. Supreme Court. In the most recent case (decided in June 2021) the Supreme Court held that the individual plaintiffs and states lacked standing to challenge the constitutionality of the ACA.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included reductions of Medicare payments to providers of up to 2%, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030 unless additional congressional action is taken (including, for example, the temporary suspension due to the COVID-19 pandemic). Additionally, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. It is possible that new laws that would result in additional reductions in Medicare and other healthcare funding, may be enacted, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Further, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in numerous Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, former President Trump used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders, and policy initiatives. It is unclear whether the Biden administration will reverse those measures or pursue similar or other policy initiatives, for example related to an independent review board or other mechanisms that would impact drug pricing and reimbursement. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, at the state level, individual states have increasingly proposed or adopted legislation and regulations related to pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional state and federal healthcare reform measures will be adopted in the future. Such reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. We are, however, unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, particularly in light of the new presidential administration. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

●	the demand for product candidates, if we obtain regulatory approval;
●	our ability to set a price that we believe is fair for our products;
●	our ability to obtain coverage and reimbursement for a product;
●	our ability to generate revenue and achieve or maintain profitability;
●	the level of taxes that we are required to pay; and
●	the availability of capital.

Inadequate funding for the FDA and other U.S. government agencies or other comparable foreign regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA and other U.S. government agencies or other comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result.

In addition, government funding of government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities.

Separately, since March 2020 when foreign and domestic inspections were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and resumed inspections in China and India in early 2021. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates, and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, the agency has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

Disruptions at the FDA and other comparable foreign regulatory authority may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Our relationships with healthcare professionals, clinical investigators, clinical trial sites, CROs and third-party payors in connection with our current and future business activities may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws, which could expose us to significant losses, including, among other things, criminal sanctions, civil penalties, contractual damages, exclusion from governmental healthcare programs, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, as well as market, sell and distribute product candidates for which we obtain marketing approval.

The laws that may affect our ability to operate include, but are not limited to: (i) the federal Anti-Kickback Statute; (ii) federal civil and criminal false claims law; (iii) the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, relating to schemes to defraud any healthcare benefit program; (iv) HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization; (v) the federal Physician Payments Sunshine Act, created under the ACA and its implementing regulations, relating to reporting obligations to HHS in respect of information related to payments or other transfers of value made to physicians and teaching hospitals; (vi) federal consumer protection and unfair competition laws; and (vii) analogous state and foreign laws and regulations.

Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Ensuring that our business arrangements with third parties comply with applicable healthcare and data privacy laws and regulations, as well as responding to investigations by government authorities, can be time- and resource-consuming and can divert management’s attention from the business.

If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private actions brought by individual whistleblowers in the name of the government, exclusion, debarment or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our employees, independent contractors, consultants, collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (1) the Federal Food, Drug and Cosmetic Act, FDA regulations or those of comparable foreign regulatory authorities , (2) cGMP, (3) federal and state health and data privacy, security, fraud and abuse, government price reporting, transparency reporting requirements, and other healthcare laws and regulations in the United States and abroad, (4) sexual harassment and other workplace misconduct, or (5) laws that require the true, complete and accurate reporting of financial information or data. In particular, research, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation.

We have adopted a code of conduct, but it is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

Our business could be adversely affected by the effects of health epidemics, including the evolving effects of the COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations.

Health epidemics in regions where we have concentrations of potential clinical trial sites or other business operations could adversely affect our business, including by causing significant disruption in the operations of third parties upon whom we rely. For example, the COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting employees, patients, communities and business operations, as well as the U.S. economy and financial markets. Several of our third-party suppliers and contractors are located in countries and regions that have been negatively impacted by the COVID-19 global pandemic. In March 2020, the U.S. government imposed bans and restrictions on travel between the United States, Asia and certain other continents and countries and other countries have restricted travel to and from the United States.

In addition, our preclinical studies and planned clinical trials may be affected by the COVID-19 pandemic, including as a result of:

●	delays or difficulties in enrolling and retaining patients in our planned clinical trials;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	delays in receiving authorizations from regulatory authorities to initiate our planned clinical trials;
●	diversion of healthcare resources away from the conduct of clinical trials;
●	the risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
●	the risk that we are unable to enroll participants in our clinical trials in adequate numbers;
●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
●	interruption of, or delays in receiving, supplies of product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
●	interruptions in preclinical studies due to restricted or limited operations at our contractors’ facilities;
●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
●	changes in local regulations as part of a response to the COVID-19 pandemic, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;
●	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and
●	interruption or delays to our sourced identification, discovery and clinical activities.

Furthermore, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the pandemic could continue to produce significant and prolonged disruption of or volatility in global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the COVID-19 pandemic, the lack of efficacy of vaccines or lack of vaccine availability could materially affect our business and the value of our common stock. In addition, to the extent the evolving effects of the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

Our success is highly dependent on our ability to attract, hire and retain highly skilled executive officers and employees.

We currently have a small team focused on research and development of small molecule TKIs. To succeed, we must recruit, hire, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff, including our founders. The loss of one or more of such persons could be detrimental to us if we cannot recruit suitable replacements in a timely manner. In particular, our research and development approach, including our PRA, was developed over years of our management team’s experience in developing approved therapeutics at ARIAD. The loss of any of these personnel could result in delays in our product development efforts and have a material adverse effect on our financial condition, results of operations and prospects.

Moreover, if we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts. Many of the pharmaceutical and biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide higher compensation, more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover, develop and commercialize product candidates will be limited and the potential for successfully growing our business will be harmed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of September 30, 2021, we had 16 full-time employees, including 10 employees engaged in research and development. In order to successfully implement our development and clinical trial plans and strategies, and as we transition into operating as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining, retaining and motivating our current and additional employees;
●	managing our internal development efforts effectively, including the preclinical, clinical, FDA and other comparable foreign regulatory agencies’ review process for our pan-KIT and EGFR inhibitor programs and any other programs, while complying with any contractual obligations to contractors and other third parties;
●	managing increasing operational and managerial complexity; and
●	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize product candidates developed from our pan-KIT and EGFR inhibitor programs and any other programs will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of research, clinical development, manufacturing and regulatory approval. In particular, we do not currently operate our own laboratory facilities, and we rely completely on the services of independent contractors and consultants for the conduct of preclinical studies. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our preclinical studies and clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval for any product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize our pan-KIT and EGFR inhibitor programs and any of our other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our internal computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or collaborators, may fail or suffer actual or suspected security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations, and potentially significant delays in our delivery to market.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party CROs, other contractors (including sites performing our anticipated clinical trials) and consultants who have access to our confidential information. Our internal information technology systems and infrastructure are also vulnerable to damage from natural disasters, terrorism, war, telecommunication and electrical failures. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (for example, cloud), and those of our third-party CROs, other contractors and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The COVID-19 pandemic is generally increasing the attack surface available for exploitation, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the recent COVID-19 pandemic to their advantage.

We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. While we have not experienced any such system failure, accident or security breach to date, we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party CROs, other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition.

For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, other contractors and consultants, it could result in a material disruption of our programs and the development of product candidates could be delayed. In addition, the loss of data from preclinical studies or clinical trial data could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, other contractors and consultants, or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information). Any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to financial exposure related to investigation of the incident (including cost of forensic examinations), subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information (including under HIPAA), which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. Moreover, if the information technology systems of our third-party CROs, other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in or, failure or security breach of our systems or third-party systems where information important to our business operations or commercial development is stored. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

Accordingly, significant breakdowns or breaches in systems or other cyber incidents that cause loss, destruction, unavailability, alteration or dissemination of, or damage to, our data could have a material adverse effect upon our reputation, business, operations or financial condition.

Our business entails a significant risk of product liability and if we are unable to obtain sufficient insurance coverage such inability could have an adverse effect on our business and financial condition.

Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an investigation by the FDA or any other regulatory authority of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs. FDA or any other regulatory authority investigations could potentially lead to a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources and substantial monetary awards to trial participants or patients. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to advancing product candidates into clinical trials or marketing any product candidates, if approved. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have an adverse effect on our business and financial condition.

We may not be able to utilize a significant portion of our net operating loss carryforwards.

We have generated, and expect to continue to generate in the future, significant federal and state net operating loss, or NOL, carryforwards. As of December 31, 2020, we had $12.8 million in federal and state NOL carryforwards. We do not anticipate generating revenue from sales of product candidates for the foreseeable future, if ever, and we may never achieve profitability. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. The state NOL carryforwards will begin to expire in 2037. Additionally, under the TCJA, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, although federal NOL carryforwards incurred in taxable years beginning after December 31, 2017 and in future taxable years may be carried forward indefinitely, the deductibility of such federal NOL carryforwards incurred in the taxable year beginning after December 31, 2020 is limited. In particular, the deductibility of such federal NOL carryforwards may be limited to 80% of current year taxable income for tax years beginning after December 31, 2020. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. It is uncertain how various states will respond to the TCJA and CARES Act.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. The amount of the annual limitation is determined based on the value of a company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The completion of our initial public offering in October 2020, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382 of the Code. We have not yet completed a Section 382 analysis. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs or our ability to use our NOL carryforwards is otherwise materially limited, it would harm our future operating results by effectively increasing our future tax obligations. We have a full valuation allowance for deferred tax assets including NOLs.

Risks Related to Intellectual Property

We depend on intellectual property licensed from ARIAD, the termination of which could result in the loss of significant rights, which would harm our business.

We are dependent on technology, patents, know-how and proprietary materials, both our own and licensed from ARIAD. We entered into a license agreement with ARIAD in June 2018, or the ARIAD License Agreement, pursuant to which we acquired an exclusive, transferable (subject to certain restrictions), sublicensable (subject to certain conditions), worldwide license, under certain of ARIAD’s patent rights, know-how and compounds and a certain ARIAD chemical library, to develop, use, manufacture, market and commercialize certain compounds, and products that contain such compounds, that are therapeutically useful for the treatment of diseases and disorders in humans, including with respect to KIT, a type of receptor tyrosine kinase and tumor marker.

Any termination of this license will result in the loss of significant rights and will restrict our ability to develop and commercialize our pan-KIT inhibitor product candidates, including our lead product candidate, THE-630. For example, ARIAD may terminate the ARIAD License Agreement (1) for our uncured material breach of such agreement, (2) if we, or any of our affiliates or sublicensees, commence, and do not stop after receiving notice from ARIAD, any interference or opposition proceeding in relation to, challenges to the validity or enforceability of, or opposition to any extension of or the grant of a supplementary protection certificate with respect to, any ARIAD patent or patent application licensed under this agreement, or (3) in the event of our bankruptcy. Moreover, if we or ARIAD fails to adequately protect this intellectual property, our ability to commercialize our pan-KIT inhibitors, including THE-630, may be impaired. See “—Risks Related to Intellectual Property—Our rights to develop and commercialize our technology and product candidates may be subject, in part, to the terms and conditions of licenses granted to us by others” and “—Risks Related to Intellectual Property—If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.”

If we and our licensors and collaborators, if any, are unable to obtain and maintain sufficient patent and other intellectual property protection for product candidates and technology, our competitors could develop and commercialize products and technology similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any product candidates we may develop.

Our commercial success depends in part on our ability and the ability of our licensors and collaborators, if any, to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to product candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. If we and our licensors and our collaborators, if any, are unable to obtain and maintain sufficient intellectual property protection for our product candidate and any additional product candidates that we may develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize product candidates similar or identical to ours, and our ability and the ability of our collaborators to successfully commercialize product candidates that we and our collaborators may pursue may be impaired.

To establish our proprietary position, we have filed patent applications in the United States related to our novel product candidates that are important to our business, and we have exclusively licensed certain patent applications from ARIAD; we may in the future also license or purchase issued patents or pending patent applications filed by others. Given the very early stage of development of our only product candidate and development programs, our patent portfolio is similarly at a very early stage. In particular, as of October 31, 2021, we had exclusively licensed one issued U.S. patent and one pending U.S. application relating to THE-630, we owned one pending U.S. provisional patent application relating to THE-630, and we owned two pending U.S. provisional patent applications and one pending PCT patent application relating to our EGFR inhibitor program. Accordingly, our current patent rights provide us with limited legal right to prevent third parties from competing with us in any way. If we do not obtain additional meaningful patent coverage for product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, competitors may be able to erode or negate any competitive advantage we may have, which would likely harm our business and ability to achieve profitability. U.S. provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. With regard to such U.S. provisional patent applications, if we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage. If we are unable to secure or maintain patent protection with respect to product candidates, our business, financial condition, results of operations, and prospects could be materially harmed.

We cannot be certain that the claims in U.S. patent applications (including provisional and non-provisional), corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors and collaborators, will be considered patentable by the United States Patent and Trademark Office, or the USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our future issued patents will not be found invalid or unenforceable if challenged. Moreover, the patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we, any licensors or any collaborators will be successful in protecting product candidates by obtaining and defending patents. These risks and uncertainties include the following:

●	the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
●	patent applications may not result in any patents being issued;
●	patents may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;
●	our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use and sell our potential product candidates;
●	there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
●	countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates.

Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications or the patent applications of our licensors and collaborators will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology.

The patent prosecution process is also expensive and time-consuming, and we and our licensors and collaborators may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is possible that we or our licensors and collaborators will fail to identify important patentable aspects of our research and development efforts in time to obtain appropriate or any patent protection or fail to file patent applications covering inventions made in the course of development and commercialization activities before a competitor or another third party files a patent application covering, or publishes information disclosing, a similar, independently-developed invention. Such competitor’s or other third party’s patent application may pose obstacles to our ability to obtain patent protection or limit the scope of the patent protection we or our licensors and collaborators may obtain. In addition, although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we may not be certain that we or our licensors are the first to either (1) file any patent application related to product candidates or (2) invent any of the inventions claimed in the patents or patent applications. Similarly, publications of discoveries in the scientific and scholarly literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Consequently, we cannot be certain that we or our licensors and collaborators were the first to make the inventions claimed in our owned or in-licensed patent rights and patent applications or were the first to file for patent protection on the inventions claimed in our pending patent applications. Further, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

The degree of future protection for our and our licensors’ proprietary rights is uncertain. Only limited protection may be available. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts, as described further throughout “—Risks Related to Intellectual Property.” As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours, and may not adequately protect our rights or permit us to gain or keep any competitive advantage. These uncertainties and/or limitations in our ability to properly protect the intellectual property rights relating to product candidates could have a material adverse effect on our financial condition and results of operations.

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical product candidates would be adversely affected.

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications and those of our licensors and collaborators may not result in patents being issued that protect product candidates or which effectively prevent others from commercializing competitive product candidates.

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we own or in-license in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged or circumvented by third parties or may be narrowed or invalidated as a result of challenges by third parties. Consequently, we do not know whether product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents or the patents of our licensors and collaborators by developing similar or alternative technologies or products in a non-infringing manner, which could materially adversely affect our business, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents or the patents of our licensors may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the USPTO or third-party observations at the European Patent Office, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter partes review, or IPR, or other similar proceedings challenging our owned patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, our patents or the patents of our licensors may become subject to post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our priority of invention or other features of patentability with respect to our patents and patent applications and those of our licensors. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of our licensors is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to make products that are similar to any product candidates we may develop or utilize similar technology but that are not covered by the claims of our patents or the patents that we license or may own in the future;
●	we or our licensors might not have been the first to make the inventions covered by an issued patent or pending patent application that we license or may own in the future;
●	we or our licensors or collaborators might not have been the first to file patent applications covering certain of our inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	it is possible that our pending owned or licensed patent applications or those that we may own or license in the future will not lead to issued patents;
●	issued patents that we own or license may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable;
●	the patents of others may have an adverse effect on our business; and
●	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, it could significantly harm our business, results of operations and prospects.

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Claims by third parties that we infringe their proprietary rights may result in liability for damages or prevent or delay our developmental and commercialization efforts.

Our commercial success depends significantly on avoiding infringement of the patents and proprietary rights of third parties. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of product candidates. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the pharmaceutical and biotechnology industries, including patent infringement lawsuits, oppositions, reexaminations, IPR proceedings and PGR proceedings before the USPTO and/or corresponding foreign patent offices. Accordingly, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties.

As the pharmaceutical and biotechnology industries expand and more patents are issued, the risk increases that product candidates may be subject to claims of infringement of the patent rights of third parties. Patent applications are maintained as confidential for a certain period of time, until the relevant application is published. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. There is also no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Thus, we may be unaware of third-party patents that may be infringed by commercialization of any product candidates, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology.

Any claims of patent infringement asserted by third parties would be time consuming and could:

●	result in costly litigation that may cause negative publicity;
●	divert the time and attention of our technical personnel and management;
●	cause development delays;
●	prevent us from commercializing any product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;
●	require us to develop non-infringing technology, which may not be possible on a cost-effective basis;
●	subject us to significant liability to third parties; or
●	require us to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all, or which might be non-exclusive, which could result in our competitors gaining access to the same technology.

Although no third party has asserted a claim of patent infringement against us as of the date of this Quarterly Report, it is possible that a third party may assert a claim of patent infringement directed at any product candidates in the future. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our strategic partners or collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing product candidates and technology.

Even if resolved in our favor, litigation or other legal proceedings could cause us to incur significant expenses, distract our technical and management personnel from their normal responsibilities, delay development of product candidates, subject us to significant uncertainties and harm our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. See “—Risks Related to Intellectual Property—Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities” and “—Risks Related to Intellectual Property—Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline.”

Our rights to develop and commercialize our technology and product candidates are subject, in part, to the terms and conditions of licenses granted to us by others.

We have licensed, and may in the future license, patent and other intellectual property rights from other parties. We may enter into additional license agreements in the future with others to advance our existing or future research or allow commercialization of our existing or future product candidates. These licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. We may also need to devote substantial time and attention to ensuring that we successfully integrate these transactions into our existing operations and are compliant with our obligations under these agreements, which may divert management’s time and attention away from our research and development programs or other day-to-day activities.

In addition, subject to the terms of any such license agreements, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. Accordingly, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents or patent applications, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our future product candidates that are subject of such licensed rights could be adversely affected. See “—Risks Related to Intellectual Property—The patent protection and patent prosecution for some of product candidates may be dependent on third parties. We have the first right to control the prosecution and bring enforcement actions for infringement by third parties with respect to the licensed patents for the programs licensed to us under the ARIAD License Agreement, specifically our pan-KIT inhibitor program, for at least a period of time, with input from ARIAD.

Our licensors may rely on third-party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-license. If other third parties have ownership rights to our future in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

It is possible that we may be unable to obtain licenses at a reasonable cost or on reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations, and prospects significantly.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	our right to sublicense patents and other rights to third parties;
●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
●	our right to transfer or assign the license;

●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
●	the priority of invention of patented technology.

In addition, the agreements under which we license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. In the event of any disagreement about the interpretation of these provisions, our management may need to devote a disproportionate amount of its attention to resolving these disagreements. Such disruptions may cause delays in our research and development programs and other business objectives. Additionally, the resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we license in the future prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

In spite of our best efforts, our licensors might conclude that we materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

We may not be successful in obtaining or maintaining necessary rights to product candidates through acquisitions and in-licenses.

Because our development programs may in the future require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these third-party proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may be involved in lawsuits to protect or enforce our patents or our licensors’ patents, which could be expensive, time consuming and unsuccessful. Further, our issued patents or our licensors’ patents could be found invalid or unenforceable if challenged in court.

Competitors and other third parties may infringe or otherwise violate our patents or other intellectual property or the patents or other intellectual property of our licensors. In addition, our patents or the patents of our licensors may become involved in inventorship or priority disputes. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. To counter infringement or other unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Our ability to enforce patent rights also depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components or methods that are used in connection with their products and services. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product or service. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents or that our patents are invalid or unenforceable. In a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology. An adverse result in any litigation proceeding could put one or more of our owned or licensed patents at risk of being invalidated, held unenforceable or interpreted narrowly. We may find it impractical or undesirable to enforce our intellectual property against some third parties.

If we or licensors were to initiate legal proceedings against a third party to enforce a patent directed to our product candidate or any additional product candidates that we may develop, the defendant could counterclaim that our patent or that of our licensor is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or insufficient written description. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.

Third parties may also raise similar claims before the USPTO or an equivalent foreign body, even outside the context of litigation. Potential proceedings include re-examination, PGR, IPR, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (for example, opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our technology or any product candidates that we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on the applicable product candidates or technology covered by the patent rendered invalid or unenforceable.

Some of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property.

Even if resolved in our favor, litigation or other legal proceedings could cause us to incur significant expenses, distract our technical and management personnel from their normal responsibilities, delay development of product candidates, subject us to significant uncertainties and harm our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. See “—Risks Related to Intellectual Property—Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities” and “—Risks Related to Intellectual Property—Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline.”

Intellectual property litigation could cause us to spend substantial resources, distract our personnel from their normal responsibilities and subject us to significant uncertainties.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. Moreover, some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources.

In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our preclinical studies or initiate clinical trials, continue our internal research programs, in-license needed technology or other product candidates or enter into development collaborations that would help us commercialize product candidates, if approved. If the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of our licensors is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Accordingly, these uncertainties could compromise our ability to compete in the marketplace. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other legal proceedings relating to our intellectual property rights, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings. These uncertainties could cause the price of shares of our common stock to decline, as well as have a material adverse effect on our business, financial condition, results of operations and prospects.

Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline.

During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motions, and other interim proceedings or developments in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our existing product candidates, approved products, programs or intellectual property could be diminished. Accordingly, the market price of shares of our common stock may decline. Such announcements could also harm our reputation or the market for our future products, which could have a material adverse effect on our business.

Derivation proceedings may be necessary to determine priority of inventions, and an unfavorable outcome may require us to cease using the related technology or to attempt to license rights from the prevailing party.

Derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with such proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our development programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring product candidates to market.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect product candidates.

Obtaining and enforcing patents in the pharmaceutical and biotechnology industries is inherently uncertain, due in part to ongoing changes in the patent laws. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In the United States, depending on decisions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents, and interpretation thereof, could change in unpredictable ways that could weaken our and our licensors’ or collaborators’ ability to obtain new patents or to enforce existing or future patents. Moreover, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Therefore, there is increased uncertainty with regard to our and our licensors’ or collaborators’ ability to obtain patents in the future, as well as uncertainty with respect to the value of patents once obtained.

In addition, Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us. Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’ or collaborators’ issued patents. For example, in the United States, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, which was signed into law in September 2011, includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application.

The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including PGR, IPR, and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

The USPTO has developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, particularly the first inventor-to-file provisions. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents, including for the reasons described above. Similarly, statutory or judicial changes to the patent laws of other countries may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Any of these could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing product candidates. While it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning this intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to product candidates. Even if resolved in our favor, litigation or other legal proceedings could cause us to incur significant expenses, distract our technical and management personnel from their normal responsibilities, delay development of product candidates, subject us to significant uncertainties and harm our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. See “—Risks Related to Intellectual Property—Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities” and “—Risks Related to Intellectual Property—Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline.”

Patent terms may be inadequate to protect our competitive position on product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own patented product and practicing our own patented technology. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we or our licensors do not obtain patent term extension for product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of product candidates, one or more of our U.S. patents or those of our licensors may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We and our licensors may not be able to protect intellectual property rights throughout the world.

Although we or our licensors have pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights and those of our licensors in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our intellectual property in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidate and any additional product candidates that we may develop, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many foreign countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or our licensors’ patents or marketing of competing products in violation of our proprietary rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents or the patents of our licensors at risk of being invalidated or interpreted narrowly and our patent applications or the patent applications of our licensors at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of the applicable patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by regulations and governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the USPTO and various foreign patent offices at various points over the lifetime of our patents and/or applications and those of our licensors. Additionally, the USPTO and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official communications within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. While an inadvertent lapse can in some cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in irrevocable abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we or our licensors or collaborators fail to maintain the patents and patent applications covering product candidates, our competitors might be able to enter the market with similar or identical products or technology, which would harm our business, financial condition, results of operations and prospects.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We use and intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We rely on the protection of our trade secrets, including unpatented know-how, technology and other proprietary information to maintain our competitive position. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced, and our competitive position would be harmed. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

We may be subject to claims that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets.

We have entered into and may in the future enter into non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, potential partners, and other third parties. We may become subject to litigation where a third party asserts that we or our employees inadvertently or otherwise breached the agreements and used or disclosed trade secrets or other information proprietary to the third parties. Failure to successfully defend against any such claim could subject us to significant liability for monetary damages or prevent or delay our developmental and commercialization efforts, which could adversely affect our business. Even if resolved in our favor, litigation or other legal proceedings could cause us to incur significant expenses, distract our technical and management personnel from their normal responsibilities, delay development of product candidates, subject us to significant uncertainties and harm our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. See “—Risks Related to Intellectual Property—Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities” and “—Risks Related to Intellectual Property—Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline.”

We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

Many of our employees were previously employed at other biotechnology or pharmaceutical companies and our consultants and advisors may work for other biotechnology or pharmaceutical companies in addition to us. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any of these individuals’ former or concurrent employers or clients. We may also be subject to claims that patents and applications we have filed to protect inventions of our employees, consultants and advisors, even those related to one or more product candidates, are rightfully owned by their former or concurrent employer. Litigation may be necessary to defend against these claims.

If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if resolved in our favor, litigation or other legal proceedings could cause us to incur significant expenses, distract our technical and management personnel from their normal responsibilities, delay development of product candidates, subject us to significant uncertainties and harm our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. See “—Risks Related to Intellectual Property—Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities” and “—Risks Related to Intellectual Property—Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline.”

The patent protection and patent prosecution for some product candidates may be dependent on third parties.

While we normally seek to obtain the right to control prosecution, maintenance and enforcement of the patents relating to product candidates, there may be times when the filing and prosecution activities for patents and patent applications relating to product candidates are controlled by our licensors or collaboration partners. If any of our licensors or collaboration partners fail to prosecute, maintain and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our preclinical studies, and plan to rely on third parties to conduct clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.

We do not have the ability to independently conduct all aspects of our preclinical studies or clinical trials ourselves. We utilize and depend upon third-party investigators and collaborators, such as medical institutions, CROs, clinical trial sites and CMOs, to conduct and support our preclinical studies under agreements with us and plan to continue to do so for our anticipated clinical trials. These third parties have had and will continue to have a significant role in the conduct of our preclinical studies and anticipated clinical trials and the subsequent collection and analysis of data.

These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we have limited ability to control the amount or timing of resources that any such third party will devote to our preclinical studies or our clinical trials. The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting preclinical studies, clinical trials or other drug development activities, which could affect their performance on our behalf. Some of these third parties may terminate their engagements with us at any time. We also expect to have to negotiate budgets and contracts with CROs, clinical trial sites and CMOs and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. If we need to enter into alternative arrangements with, or replace or add any third parties, it would involve substantial cost and require extensive management time and focus, or involve a transition period, and may delay our drug development activities, as well as materially impact our ability to meet our desired clinical development timelines.

Our heavy reliance on these third parties for such drug development activities will reduce our control over these activities. As a result, we will have less direct control over the conduct, timing and completion of preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCP standards, regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are reliable and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or any clinical trial sites fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials substantially comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of study subject, may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

There is no guarantee that any CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise perform in a substandard manner, or terminate their engagements with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If our clinical trial site terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trial unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible.

Accordingly, if these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, or if these third parties need to be replaced, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize product candidates. As a result, our financial results and the commercial prospects for product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

We expect to continue to contract with third parties for the manufacture of product candidates for preclinical studies, anticipated clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently have the infrastructure or internal capability to manufacture supplies of product candidates for use in development and commercialization.

We rely, and expect to continue to rely, on third-party manufacturers for the production of product candidates for preclinical studies and anticipated clinical trials under the guidance of members of our organization, including for our planned phase 1/2 dose escalation and expansion clinical trial for THE-630. We do not have long-term supply agreements, and we purchase our required drug product on a purchase order basis, which means that aside from any binding purchase orders we have from time to time, our supplier could cease supplying to us or change the terms on which it is willing to continue supplying to us at any time. Even if we are able to replace any raw materials or other materials with an alternative, such alternatives may cost more, result in lower yields or not be as suitable for our purposes. In addition, some of the materials that we use to manufacture product candidates are complex materials, which may be more difficult to substitute. In addition, the ongoing COVID-19 pandemic may result in disruptions to the operations or an extended shutdown of certain businesses, which could include certain of our third-party manufacturers. If we were to experience an unexpected loss of supply of any product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing preclinical studies or anticipated clinical trials, which could result in delays and additional regulatory submissions.

If we obtain marketing approval for any product candidates, given that our limited existing supply arrangements do not extend to commercial supply, we will need to establish one or more agreements with third parties to develop and scale up the drug manufacturing process. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Our product candidate and any additional product candidates that we may develop may compete with other product candidates and products for access to manufacturing facilities. As a result, we may not obtain access to these facilities on a priority basis or at all. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Even if we are able to establish agreements with third-party manufacturers, they may be unable to successfully increase the manufacturing capacity for any product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up or commercial activities. Reliance on third-party manufacturers also entails additional risks, including:

●	the failure of the third party to manufacture product candidates according to our schedule and specifications, or at all, including if our third-party contractors give greater priority to the supply of other products over product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;
●	the reduction or termination of production or deliveries by suppliers, or the raising or prices or renegotiation of terms;
●	the termination or nonrenewal of arrangements or agreements by our third-party contractors at a time that is costly or inconvenient for us;
●	the breach by the third-party contractors of our agreements with them;
●	the failure of third-party contractors to comply with applicable regulatory requirements, including cGMPs;
●	the breach by the third-party contractors of our agreements with them;
●	the failure of the third party to manufacture product candidates according to our specifications;
●	the mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;
●	clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and
●	the misappropriation of our proprietary information, including our trade secrets and know-how.

Our current and anticipated future dependence upon others for the manufacture of product candidates may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

Our manufacturing process needs to comply with FDA regulations relating to the quality and reliability of such processes. Any failure to comply with relevant regulations could result in delays in or termination of our clinical programs and suspension or withdrawal of any regulatory approvals.

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other comparable foreign regulatory authorities, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or other comparable foreign regulatory authority does not approve these facilities for the manufacture of product candidates or if it withdraws any such approval in the future, we will need to find alternative manufacturing facilities, and those new facilities would need to be inspected and approved by FDA or other comparable foreign regulatory authority prior to commencing manufacturing, which would significantly impact our ability to develop, obtain marketing approval for or market product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of product candidates or drugs and harm our business and results of operations.

If our third-party manufacturers use hazardous materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical materials, by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

If we decide to establish collaborations, but are not able to establish those collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of product candidates will require substantial additional cash to fund expenses. Although we have not entered into any collaborations to date, we may seek to selectively form collaborations to expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties. Any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for a collaboration depends, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of preclinical studies or clinical trials, the likelihood of approval by the FDA or other comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of intellectual property and industry and market conditions generally. The potential collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. Further, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential collaborators. Even if we are successful in entering into a collaboration, the terms and conditions of that collaboration may restrict us from entering into future agreements on certain terms with potential collaborators.

If and when we seek to enter into collaborations, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other research programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop product candidates or bring them to market and generate product revenue.

If conflicts arise between us and our collaborators or strategic partners, these parties may act in a manner adverse to us and could limit our ability to implement our strategies.

If conflicts arise between any corporate or academic collaborators or strategic partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Collaborators or strategic partners may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of partner support for product candidates. Our collaborators or strategic partners may preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely, or fail to devote sufficient resources to the development and commercialization of products. Any of these developments could harm our product development efforts.

We may not realize the benefits of any acquisitions, in-license or other collaborations or strategic alliances that we enter into.

We have entered into the ARIAD License Agreement, and in the future we may seek and form strategic alliances, create joint ventures or collaborations, or enter into acquisitions or additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidate and any additional product candidates that we may develop.

These transactions can entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. We may agree to and be bound by negative covenants which may limit our development and commercial opportunities. As a result, if we enter into collaboration agreements, strategic partnerships or license our products, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business.

We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction or such other benefits that led us to enter into the arrangement. Failure to realize the benefits of any collaborations or strategic alliances may further cause us to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any planned sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we will need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop product candidates or bring them to market and generate product sales revenue, which would harm our business prospects, financial condition and results of operations.

Risks Related to Our Common Stock

The market price of our common stock has been, and will likely continue to be, volatile and may fluctuate substantially or may decline regardless of our operating performance and you may not be able to resell your shares of common stock at or above the price you paid for your shares.

Prior to the listing of our common stock, there was no public market for our common stock. Since our initial public offering, the market price of our common stock has experienced volatility.

If you purchase shares of our common stock, you may not be able to resell those shares at or above the price you paid for your shares. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	overall performance of the equity markets;
●	our operating performance and the performance of other similar companies;
●	results from any clinical trials with our current and future product candidates or those of our competitors;
●	changes in recommendations by securities analysts that elect to follow our common stock;
●	regulatory or legal developments in the United States and other countries;
●	the level of expenses related to future product candidates or clinical development programs;
●	our failure to achieve product development goals in the timeframe we announce;
●	announcements of acquisitions, strategic alliances or significant agreements by us or by our competitors;
●	recruitment or departure of key personnel;
●	the economy as a whole and market conditions in our industry, including conditions resulting from the COVID-19 pandemic;
●	trading activity by a limited number of stockholders who together hold a significant amount of our outstanding common stock;
●	the expiration of market standoff or contractual lock-up agreements;
●	the size of our market float; and
●	any other factors discussed in this Quarterly Report.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many biotechnology companies. Stock prices of many biotechnology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur.

As of November 1, 2021, we had 38,702,650 shares of our common stock outstanding.

Substantially all of our outstanding shares of common stock issued prior to our initial public offering are currently restricted from resale as a result of securities laws or market standoff and lock-up agreements. Shares subject to market standoff and lock-up agreements will become available to be sold on April 5, 2022. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements. Jefferies LLC and SVB Leerink LLC may, in their discretion and with or without notice, permit our stockholders to sell shares prior to the expiration of the restrictive provisions contained in those lock-up agreements. Sales of a substantial number of such shares upon expiration of the lock-up agreements, the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Certain of our stockholders (including certain of our affiliates) have rights, subject to certain conditions, to require us to file registration statements covering approximately 25,475,905 shares or to include their shares in registration statements that we may file for ourselves or our stockholders, subject to market standoff and lockup agreements. Once we register these shares, they will be able to be sold freely in the public market upon issuance, subject to existing market standoff or lock-up agreements (including the lock-up agreements described above).

We also registered 9,494,003 shares of common stock that we have issued and may issue under our employee equity plans. Accordingly, these shares are available for sale in the open market, subject to Rule 144 volume limitations applicable to affiliates, and subject to any vesting restrictions and lock-up agreements applicable to these shares.

The market price of the shares of our common stock could decline as a result of the sale of a substantial number of shares in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

An active and liquid market for our common stock may not be sustained. As a result, you may not be able to resell your shares of common stock at or above the price you paid for your shares of common stock.

Prior to the listing of our common stock, there was no market for shares of our common stock, and we cannot assure you that an active trading market for our shares will continue to develop or be sustained. The market value of our common stock may decrease due to the lack of an active market. The lack of an active market may impair stockholders’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, including at a price at or above the price paid for their shares. The lack of an active market may also reduce the fair market value of stockholders’ shares. Furthermore, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic collaborations or acquire companies, technologies or other assets by using our shares of common stock as consideration.

We have identified a material weakness in our internal control over financial reporting. If our remediation of the material weakness is not effective, our ability to produce accurate and timely financial statements could be impaired, which could result in sanctions or other penalties that would harm our business and the trading price of our common stock may decline.

In connection with the audit of our financial statements as of and for each of the years ended December 31, 2019 and 2020, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to a lack of appropriately designed and implemented controls over the financial reporting relating to the accounting for the timing of the recognition of purchases.

We have taken and are taking steps to remediate this material weakness through the hiring of additional qualified accounting and finance personnel to provide needed levels of expertise in our internal accounting function and to implement appropriate controls over the recognition of invoices. However, we are still in the process of implementing these steps and cannot assure you that these measures will significantly improve or remediate the material weakness described above. We have identified other deficiencies in our internal control over financial reporting that have not risen to the level of a material weakness, which we are in the process of remediating. We expect to incur additional costs to remediate these control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses.

We, and our independent registered public accounting firm, were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2020 in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. A material weakness may still exist when we report on the effectiveness of our internal control over financial reporting for purposes of our attestation when required by reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or Section 404 of the Sarbanes-Oxley Act.

If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by the Nasdaq Global Select Market, or Nasdaq, the Securities and Exchange Commission, or the SEC, or other regulatory authorities.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could result in sanctions or other penalties that would harm our business and the trading price of our common stock may decline.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Commencing with our fiscal year ending December 31, 2022, we must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to becoming a public company, we have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

We have identified a material weakness in our internal control over financial reporting, and we may in the future discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, our investors could lose confidence in our reported financial information, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, including equivalent foreign authorities.

We are an “emerging growth company” as defined in the JOBS Act and a “smaller reporting company” as defined in the Exchange Act, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
●	not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act in the assessment of our internal control over financial reporting;
●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
●	reduced disclosure obligations regarding executive compensation; and
●	not being required to hold a non-binding advisory vote on executive compensation or obtain stockholder approval of any golden parachute payments not previously approved.

In addition, as an emerging growth company, the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make comparison of our financials to those of other public companies more difficult.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) December 31, 2026, the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering in October 2021, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the date on which we are deemed to be a large accelerated filer, which means, among other things, the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” as defined in the Exchange Act, which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We do not intend to pay dividends for the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of November 1, 2021, our executive officers, directors and the holders of more than 5% of our outstanding capital stock, in the aggregate, hold voting power over approximately 58% of our outstanding common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

●	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
●	the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
●	the requirement that a special meeting of stockholders may be called only by a majority vote of our entire board of directors, the chairman of our board of directors or our chief executive officer, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
●	the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the management of our business or our amended and restated bylaws, which may inhibit the ability of an acquiror to effect such amendments to facilitate an unsolicited takeover attempt; and
●	advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time. A Delaware corporation may opt out of this provision by express provision in its original certificate of incorporation or by amendment to its certificate of incorporation or bylaws approved by its stockholders. However, we have not opted out of this provision.

These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and federal court within the State of Delaware as the exclusive forum for certain types of actions and proceedings that our stockholders may initiate, which could limit a stockholder’s ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware and federal court within the State of Delaware will be exclusive forums for any:

●	derivative action or proceeding brought on our behalf;
●	action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders;
●	action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or bylaws; or
●	other action asserting a claim against us that is governed by the internal affairs doctrine.

This choice of forum provision does not apply to actions brought to enforce a duty or liability created under the Exchange Act. Our amended and restated certificate of incorporation also provides that the federal district courts of the United States are the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. We intend for this provision to apply to any complaints asserting a cause of action under the Securities Act despite the fact that Section 22 of the Securities Act creates concurrent jurisdiction for the federal and state courts over all actions brought to enforce any duty or liability created by the Securities Act or the rules and regulations promulgated thereunder. There is uncertainty as to whether a court would enforce such a provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

General Risks

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

The amount of our future losses is uncertain and our quarterly operating results may fluctuate significantly, which will make our future results difficult to predict and may cause our results to fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

●	the timing and success or failure of preclinical studies and clinical trials for product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
●	our ability to successfully recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts;
●	our ability to obtain marketing approval for product candidates, and the timing and scope of any such approvals we may receive;
●	the timing and cost of, and level of investment in, research and development activities relating to product candidates, which may change from time to time;
●	the cost of manufacturing product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;
●	our ability to attract, hire and retain qualified personnel;
●	expenditures that we will or may incur to develop additional product candidates;
●	the level of demand for product candidates should they receive approval, which may vary significantly;
●	the risk/benefit profile, cost and reimbursement policies with respect to product candidates, if approved, and existing and potential future therapeutics that compete with product candidates;
●	the changing and volatile U.S. and global economic environments, including impact of the COVID-19 pandemic; and
●	future accounting pronouncements or changes in our accounting policies.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.

Requirements associated with being a public company will increase our costs significantly, as well as divert significant company resources and management attention.

We are subject to the reporting requirements of the Exchange Act, the other rules and regulations of the SEC relating to public companies and the rules of Nasdaq. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.

In addition, as a public company, it may be more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, our board committees or as executive officers.

If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If securities or industry analysts cease coverage of us, or only very few such analysts cover us, the trading price for our common stock would be negatively affected. If one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make any related party transaction disclosures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.

We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations and mandatory industry standards relating to privacy and security in the jurisdictions in which we operate. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects.

In the United States, various federal and state regulators, including governmental agencies like the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act of 2018, or the CCPA, which increases privacy rights for California residents and imposes obligations on companies that process their personal information and meet certain revenue or volume processing thresholds, came into effect on January 1, 2020, and was further amended by the California Privacy Rights Act, or the CPRA, on November 3, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California residents and provide such residents new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CPRA significantly modifies the CCPA by expanding residents’ rights with respect to certain personal information and creates a new state agency to oversee implementation and enforcement efforts. Many of the

CPRA’s provisions will become effective on January 1, 2023. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation, including class action litigation. In addition, laws in all 50 U.S. states require businesses to provide notice to individuals if certain of their personal information has been disclosed as a result of a qualifying data breach.

Moreover, the CCPA has prompted a number of proposals for new federal and state-level privacy legislation. State laws and regulations are not necessarily preempted by federal laws and regulations, such as HIPAA, particularly if a state affords greater protection to individuals than federal law. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. Legal requirements relating to the collection, storage, handling, and transfer of personal information and personal data continue to evolve and may result in increased public scrutiny and escalating levels of enforcement, sanctions and increased costs of compliance. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer, marketing or other processing of personal data. For example, the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018, is wide-ranging in scope and imposes numerous requirements on companies that process personal data. Specifically, the GDPR greatly increased the European’s Commission’s jurisdictional reach of its data privacy and security laws and introduced a broad array of requirements for handling personal data, including, for example, requirements to establish a legal basis for processing, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals, a strengthened individual data rights regime, requirements to implement safeguards to protect the security and confidentiality of personal data that requires the adoption of administrative, physical and technical safeguards, shortened timelines for data breach notifications to appropriate data protection authorities or data subjects, limitations on retention and secondary use of information, increased requirements pertaining to health data and obligations to take certain measures when engaging third party processors in connection with the processing of personal data. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, disclose, transfer and otherwise process personal data. In particular, the GDPR also imposes strict obligations, restrictions and rules concerning the rights of individuals to whom the personal data relates, the transfer of personal data to countries outside the European Economic Area, including the United States, security breach notifications and the security and confidentiality of personal data. The GDPR permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater, and other administrative penalties. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Following the withdrawal of the United Kingdom from the European Union, data privacy and security laws that are substantially similar to the GDPR are in effect in the United Kingdom, which carry similar risks and authorize similar fines for certain violations.

Certain legal regimes outside of the United States, including in the United Kingdom and under the GDPR, prohibit the transfer of personal data to the United States unless certain measures are in place, including, for example, executing Standard Contractual Clauses, or historically, relying on the receiving entity’s certification under the EU-US and/or Swiss-US Privacy Shield Frameworks, or, collectively, the Privacy Shield Frameworks. The Privacy Shield Frameworks were invalidated, and the adequacy of Standard Contractual Clauses is now in question, following the Court of Justice of the European Union’s July 2020 decision in the so-called Schrems II case (Data Protection Commissioner v. Facebook Ireland Limited, Maximillian Schrems (Case C-311/18)). There is no guarantee that any transfer mechanism upon which we rely will be deemed to be valid by the relevant legal authorities, or that mechanisms that are currently deemed to be valid will remain valid in the future. This uncertainty, and its eventual resolution, may increase our costs of compliance, impede our ability to transfer data and conduct our business and harm our business or results of operations.

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Any actual or alleged failure to comply with U.S. or international laws and regulations relating to privacy, data protection, and data security could result in governmental investigations, proceedings and enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity, harm to our reputation, and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information or impose other obligations or restrictions in connection with our use, retention and other processing of information, and we may otherwise face contractual restrictions applicable to our use, retention, and other processing of information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

The rules dealing with United States federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the United States Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the TCJA was enacted in 2017 and made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income and the elimination of net operating loss carrybacks generated in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), and the modification or repeal of many business deductions and credits, including a reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs.”

Additionally, on March 27, 2020, former President Trump signed into law the CARES Act, which, among other things, suspends the 80% limitation on the deduction for net operating losses in taxable years beginning before January 1, 2021, permits a 5-year carryback of net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally caps the limitation on the deduction for net interest expense at 50% of adjusted taxable income for taxable years beginning in 2019 and 2020.

The recent presidential and congressional elections in the United States could also result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting us and our business. For example, the United States government may enact significant changes to the taxation of business entities including, among others, a permanent increase in the corporate income tax rate, an increase in the tax rate applicable to the global intangible low-taxed income and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. The likelihood of these changes being enacted or implemented is unclear.

It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be promulgated or issued under existing or new tax laws, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Securities

From July 1, 2021 through September 30, 2021, we granted to our officers and employees stock options to purchase an aggregate of 608,688 shares of our common stock under our 2018 Stock Plan at exercise prices per share ranging from $8.33 to $12.46, for an aggregate exercise price of approximately $5.9 million.

No underwriters were involved in the foregoing issuances of securities. The offers, sales and issuances of the securities described in above were exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, under either (1) Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or (2) Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering. The recipients of such securities were our officers and employees and received the securities under our 2018 Stock Plan. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions.

Use of Proceeds

On October 6, 2021, our Registration Statements on Form S-1 (Nos. 333-259549 and 333-260102) for our initial public offering were declared effective by the SEC pursuant to which we registered an aggregate of 11,500,230 shares of our common stock. On October 12, 2021, we closed the initial public offering, in which we sold 10,000,200 shares of our common stock at a public offering price of $16.00 per share for an aggregate offering price of approximately $160.0 million. On October 25, 2021, the Underwriters (as defined below) exercised their option to purchase an additional 1,171,990 shares of our common stock for an aggregate offering price of approximately $18.8 million. After giving effect to the exercise of the Underwriters’ option, the aggregate number of shares of our common stock sold in the public offering was 11,172,190 shares for an aggregate offering price of approximately $178.8 million. After deducting approximately $12.5 million in underwriting discounts and commissions and approximately $3.9 million in estimated offering expenses paid by us, the aggregate net offering proceeds raised in the public offering was approximately $162.3 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

Jefferies LLC, SVB Leerink LLC and Cantor Fitzgerald & Co. acted as joint book-running managers, and Wedbush Securities Inc. acted as lead manager for the offering, or collectively, the Underwriters.

We have invested or intend to invest the net offering proceeds in a variety of capital preservation instruments, including short-term and long-term interest-bearing instruments, investment-grade securities and direct or guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed with the SEC on October 7, 2021.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference

No.	Description of Exhibit	Form	File No.	Referenced Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.					X
3.2	Amended and Restated Bylaws of Registrant.					X
4.1	Amended and Restated Investors’ Rights Agreement, dated January 22, 2021, by and among the Registrant and the other parties thereto.	S-1	333-259549	4.2	September 15, 2021
10.1	Form of Indemnification Agreement.	S-1/A	333-259549	10.1	September 30, 2021
10.2	2018 Stock Plan.	S-1	333-259549	10.2	September 15, 2021
10.3	2021 Equity Incentive Plan and forms of equity agreements thereunder.	S-1/A	333-259549	10.3	September 30, 2021
10.4	2021 Employee Stock Purchase Plan and form of subscription agreement.	S-1/A	333-259549	10.4	September 30, 2021
10.5	Compensation Program for Non-Employee Directors.	S-1	333-259549	10.5	September 15, 2021
10.6+	License Agreement by and between ARIAD Pharmaceuticals, Inc. and the Registrant, dated as of June 13, 2018.	S-1	333-259549	10.6	September 15, 2021
10.7	Incentive Bonus Plan.	S-1	333-259549	10.7	September 15, 2021
10.8	Offer Letter, dated September 10, 2021, by and between the Registrant and Timothy P. Clackson.	S-1	333-259549	10.8	September 15, 2021

10.9	Offer Letter, dated September 10, 2021, by and between the Registrant and William C. Shakespeare.	S-1	333-259549	10.9	September 15, 2021
10.10	Offer Letter, dated September 10, 2021, by and between the Registrant and David C. Dalgarno.	S-1	333-259549	10.10	September 15, 2021
10.11	Offer Letter, dated September 10, 2021, by and between the Registrant and Victor M. Rivera.	S-1	333-259549	10.11	September 15, 2021
10.12	Offer Letter, dated September 10, 2021, by and between the Registrant and Bradford D. Dahms.	S-1	333-259549	10.12	September 15, 2021
10.13	Offer Letter, dated May 25, 2021, by and between the Registrant and Kathy Yi.	S-1	333-259549	10.13	September 15, 2021
10.14	Offer Letter, dated July 1, 2021, by and between the Registrant and Iain D. Dukes.	S-1	333-259549	10.14	September 15, 2021
10.15	Lease Agreement, dated September 16, 2021, by and between Theseus Pharmaceuticals, Inc. and MIT 314 Main Street Leasehold LLC.	S-1/A	333-259549	10.15	September 30, 2021
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to					X

Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X
*

The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Theseus Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

+

Certain portions of this agreement have been omitted because the omitted portions are both not material and consists of the type of information that the Registrant both customarily and actually treats as private and confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 15, 2021	By:	/s/ Timothy P. Clackson
Name: Timothy P. Clackson, Ph.D.
Title: Chief Executive Officer

Date: November 15, 2021	By:	/s/ Bradford D. Dahms
Name: Bradford D. Dahms
Title: Chief Financial Officer