Form 10-K
period 2021-12-31
Theseus Pharmaceuticals, Inc.
filed 2022-03-10
CIK 1745020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40869

Theseus Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-0712806
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

245 Main Street Cambridge, Massachusetts	02142
(Address of Principal Executive Offices)	(Zip Code)

(857) 400-9491

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	THRX	The Nasdaq Global Select Market

Securities Registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of the "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on the attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second quarter, there was no public market for the registrant’s common stock. The registrant’s common stock began trading on The Nasdaq Global Select Market on October 7, 2021. The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on October 6, 2021 was $349.2 million. For purposes of this disclosure, shares of common stock held by each executive officer, director and stockholder known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2022, there were 38,702,650 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 are incorporated herein by reference in Part III

Theseus Pharmaceuticals, Inc.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as information included in oral statements or other written statements made or to be made by us, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

●	the ability of our preclinical studies and clinical trials to demonstrate safety and efficacy of product candidates and other positive results;

●	the initiation, timing, progress, results and cost of our research and development programs and our current and future preclinical studies and clinical trials for current product candidate and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, and our research and development programs;

●	the timing, scope and likelihood of regulatory filings and approvals, including timing of investigational new drug applications and final approval by the U.S. Food and Drug Administration of our current product candidate and any future product candidates we may develop;

●	our ability to develop and advance our current product candidate and development programs into, and successfully complete, clinical trials;

●	our manufacturing, commercialization, and marketing capabilities and strategy;

●	our plans relating to commercializing product candidates, if approved, including the geographic are as of focus and sales strategy;

●	the need to hire additional personnel and our ability to attract and retain such personnel;

●	the size of the market opportunity for our product candidate and development programs, including our estimates of the number of patients who suffer from the diseases we are targeting;

●	our competitive position and the success of competing therapies that are or may become available;

●	the beneficial characteristics, and the potential safety, efficacy and therapeutic effects of product candidates;

●	the potential advantages of our integrated research and development approach;

●	our ability to obtain and maintain regulatory approval of product candidates;

●	our plans relating to the further development of product candidates, including additional indications we may pursue;

●	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;

●	our expectations regarding the impact of the COVID-19 pandemic on our business;

●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our current product candidates and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;

●	our continued reliance on third parties to conduct additional preclinical studies and clinical trials of product candidates, and for the manufacture of product candidates for preclinical studies and clinical trials;

●	our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize product candidates;

●	the pricing and reimbursement of current product candidates and other product candidates we may develop, if approved;

●	the rate and degree of market acceptance and clinical utility of current product candidates and other product candidates we may develop;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our financial performance;

●	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;

●	the impact of laws and regulations;

●	our expectations regarding the period during which we will remain an emerging growth company under the JOBS Act;

●	our anticipated use of our existing cash resources;

●	developments relating to our competitors and our industry; and

●	other risks and uncertainties, including those listed in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report or to conform these statements to actual results or to changes in our expectations, except as required by law.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report and the documents that we reference in this Annual Report and have filed with the Securities and Exchange Commission with the understanding that our actual future results, performance and events and circumstances may be materially different from what we expect.

RISK FACTOR SUMMARY

Our business and our ability to execute our business strategy are subject to numerous risks. These risks include, among others:

●	We are very early in our development efforts, have a limited operating history, have not completed any clinical trials, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.

●	We have incurred significant net losses in each period since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve in a timely manner our objectives relating to the discovery, development and commercialization of our product candidate and development programs.

●	We will need to obtain substantial additional funding to complete the development and, if approved, any commercialization of product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our product development programs or other operations.

●	We are substantially dependent on our pan-KIT and epidermal growth factor receptor, or EGFR, inhibitor programs. If we are unable to advance any product candidates from our pan-KIT or EGFR inhibitor programs through preclinical and clinical development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed.

●	We may not be able to submit investigational new drug applications, or INDs, for our EGFR inhibitor and other programs to commence clinical trials on the timelines we expect, and even if we are able to submit an IND, the U.S. Food and Drug Administration, or FDA, may not permit us to initiate clinical trials.

●	Our ongoing and anticipated preclinical studies and clinical trials may fail at any time, and because our only product candidate and our pan-KIT and EGFR inhibitor programs are in a very early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products.

●	We have limited experience as a company in conducting clinical trials.

●	We face substantial competition which may result in others discovering, developing or commercializing products before or more successfully than we do.

●	We have never commercialized a product candidate as a company before and currently lack the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators.

●	We may be unable to obtain U.S. or foreign regulatory approval and, as a result, may be unable to commercialize product candidates.

●	We depend on intellectual property licensed from ARIAD Pharmaceuticals, Inc., or ARIAD, the termination of which could result in the loss of significant rights, which would harm our business.

●	If we and our licensors and collaborators, if any, are unable to obtain and maintain sufficient patent and other intellectual property protection for product candidates and technology, our competitors could develop and commercialize products and technology similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any product candidates we may develop.

PART I

ITEM 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of cancer patients through the discovery, development and commercialization of transformative targeted therapies. Our development programs are designed to address drug resistance mutations in key driver oncogenes, which are mutated genes that cause cancer. Resistance mutations limit the efficacy of existing targeted therapies by rendering tumor cells unresponsive to drugs, and therefore present a critical challenge in cancer treatment today. Our initial focus is on developing the next generation of tyrosine kinase inhibitors, or TKIs, and is rooted in the critical role that tyrosine kinases play in the development of cancer. Despite the commercial success of approved TKIs, the development of drug resistance is a persistent limitation, narrowing the number of effective treatment options available to patients as they progress through subsequent lines of therapy.

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

Our lead product candidate, THE-630, is a pan-variant inhibitor of all major classes of activating and resistance mutations of the KIT kinase, or a pan-KIT inhibitor, for the treatment of gastrointestinal stromal tumors, or GIST, a type of cancer most often characterized by oncogenic activation of KIT. In January 2022, we announced that we had commenced dosing patients in a phase 1/2 dose escalation and dose expansion clinical trial for the evaluation of THE-630 in patients with advanced GIST whose disease has developed resistance to prior KIT-targeting therapies. We expect to present initial data from the Phase 1 portion of the clinical trial in the first half of 2023. The FDA has granted orphan drug designation to THE-630 for the treatment of GIST.

Our second program is focused on next-generation inhibitors of epidermal growth factor receptor, or EGFR, that are active against C797S, the most common EGFR mutation that causes resistance to first- or later-line osimertinib treatment in patients with non-small cell lung cancer, or NSCLC. We have developed a series of fourth-generation EGFR inhibitors designed to inhibit the full range of single-, double- and triple-mutant variants found in the tumors of patients with EGFR-mutant NSCLC that have developed resistance to osimertinib in first- or later-line therapy, including the C797S mutation. We intend to nominate a development candidate from our EGFR inhibitor program in the third quarter of 2022, and thereafter initiate studies to enable an Investigational New Drug, or IND, application.

Our differentiated approach to addressing drug resistance is built on three strategic pillars: (1) targeting clinically-validated oncogenic drivers that have a clear unmet need; (2) integrating structure-guided drug design with our predictive screening methodologies, including our PRA; and (3) pursuing translationally-driven, biomarker-guided clinical development strategies. We believe our research and development approach, honed over years of our management team’s experience in developing approved therapeutics at ARIAD positions us well to develop a pipeline of drugs to address the challenges posed by resistance mutations.

Our Pipeline

Our current programs, targeting KIT (THE-630) and EGFR, focus on developing next-generation TKIs that address the key limitation of drug resistance. In addition, we are evaluating several potential targets and intend to select one or more as our next program(s) in 2022.

*

We hold a worldwide exclusive license to THE-630 in our therapeutic area of focus through the ARIAD License Agreement, as defined and described in the section titled “Business—ARIAD License Agreement.”

Pan-KIT Inhibitor Program—THE-630

Our lead product candidate, THE-630, is a pan-KIT inhibitor for the treatment of patients with advanced GIST. Current estimates for the total number of GIST cases diagnosed each year in the United States range from approximately 4,000 to 6,000. Prevalence is estimated to be 13.5 to 15.5 cases per 100,000 people, and therefore approximately 48,000 patients are estimated to be living with GIST in the United States each year. Front-line intervention is surgical removal of cancerous tissue when possible. In cases where the tumor has spread and/or surgery cannot be performed, the TKI imatinib is often used as first-line therapy. However, most patients receiving imatinib relapse and subsequent lines of therapy are less effective.

THE-630 is a novel small molecule inhibitor that has been designed to block activity of all major classes of activating and resistance mutations of KIT that drive GIST. Existing TKIs are limited by the emergence of resistance mutations, as clinical data have demonstrated their inability to inhibit disease progression as these mutations arise in tumor cell populations. THE-630 is a pan-KIT inhibitor for GIST, with potent activity demonstrated in cellular assays and strong anti-tumor activity in animal models against both activating and resistance mutations. We believe THE-630, if approved, has the potential to be a next-generation KIT inhibitor based on its promising inhibitory profile and favorable drug-like properties, as well as its ability to achieve predicted pan-KIT inhibitory blood concentrations at tolerable doses in preclinical safety studies.

In January 2022, we announced that we had commenced dosing patients in a phase 1/2 dose escalation and dose expansion clinical trial for the evaluation of THE-630 in patients with advanced GIST whose disease has developed resistance to prior KIT-targeting therapies. We expect to present initial data from the Phase 1 portion of the clinical trial in the first half of 2023. Assuming positive clinical data and subject to discussions with the FDA, our registration strategy will evaluate THE-630 in two different GIST populations. Our initial registration strategy will focus on GIST patients who have already received four prior lines of therapy, or fifth-line GIST, where there is currently no available therapy and therefore a significant unmet medical need. Given its broad mutational coverage as a pan-KIT inhibitor, we also plan to evaluate THE-630 in GIST patients who have already received one prior line of therapy, or second-line GIST. Based on the preclinical profile, we believe THE-630 has the potential to deliver meaningful clinical benefit over the currently available standard of care.

Fourth-Generation EGFR Inhibitor Development Program

We are developing a next-generation EGFR inhibitor that is active against C797S, the most common EGFR mutation that causes resistance to first- or later-line osimertinib treatment in patients with NSCLC. NSCLC is the most common form of lung cancer with approximately 10% to 50% of NSCLC tumors driven by activating mutations in EGFR, depending on geographic region. Treatment of EGFR-mutant metastatic NSCLC patients with first- and second-generation EGFR TKIs, such as erlotinib, gefitinib, afatinib and dacomitinib, substantively improved outcomes for patients compared to chemotherapy. However, resistance eventually develops in most patients, leading to disease progression, with about half of patients’ tumors developing the T790M EGFR mutation. Osimertinib, a third-generation TKI, was initially developed to treat T790M positive disease in patients progressing on a first- or second-generation TKI. Subsequently, it was approved in the first-line setting where it improved progression-free and overall survival compared to earlier-generation inhibitors. However, most patients receiving treatment eventually progress. A subset of patients on osimertinib, either in first- or later-line therapy, will still progress due to further EGFR resistance mutations, with C797S being the most common of such mutations. A significant unmet medical need remains for patients with this subset of EGFR-mutant NSCLC.

To address this problem of on-target resistance, we have developed a series of fourth-generation EGFR inhibitors, designed to inhibit the full range of single-, double- and triple-mutant variants found in the tumors of patients with EGFR-mutant NSCLC that have developed resistance to osimertinib in first- or later-line therapy, including the C797S mutation. We intend to nominate a development candidate from our EGFR inhibitor program in the third quarter of 2022, and thereafter initiate IND-enabling studies. We expect to file an IND for this program in 2023.

Our Strategy

We are a biopharmaceutical company focused on improving the lives of cancer patients through the discovery, development and commercialization of transformative targeted therapies. Our development programs are designed to address drug resistance mutations in key driver oncogenes, which are mutated genes that cause cancer. The key elements of our strategy to achieve our mission are:

●	Advance the development of our lead product candidate, THE-630, for GIST patients. We designed THE-630 as a differentiated TKI for the treatment of patients with previously-treated GIST. We believe that the broad inhibitory profile of THE-630 against all major classes of activating and resistance mutations in KIT has the potential to generate robust and durable responses for advanced GIST patients across the spectrum of previously-treated patient populations. Our initial registration strategy will focus on fifth-line GIST, where there is currently no available therapy and therefore a significant unmet medical need. Given its broad mutational coverage as a pan-KIT inhibitor, we also plan to evaluate THE-630 in second-line GIST. Based on the preclinical profile, we believe THE-630 has the potential to deliver meaningful clinical benefits over the currently available standard of care.

●	Advance our fourth-generation EGFR inhibitor program for NSCLC patients. We have developed a series of TKIs that inhibit the full range of single-, double-, and triple-mutant variants found in the tumors of patients with EGFR-mutant NSCLC that have developed resistance to osimertinib in first- or later-line therapy, including the C797S mutation. We believe that the broad EGFR mutation coverage and selectivity of these fourth-generation EGFR TKIs has the potential to improve patient outcomes in EGFR-mutant NSCLC patients, including those who have progressed on osimertinib. We expect to file an IND for this program in 2023.

●	Leverage our differentiated research and discovery approach to expand our pipeline. Mutational resistance has the potential to affect the therapeutic utility of a broad range of existing oncology therapies. Our structure-guided drug design approach, integrated with our PRA, allows us to efficiently design and validate novel inhibitors that target all major activating and resistance mutations. We intend to select one or more targets as our next program(s) by the end of 2022. We will initially focus on discovering additional kinase inhibitors, and we also plan to explore additional oncogenic driver targets. In addition to our in-house research, we may evaluate in-licensing opportunities that could be synergistic with our pipeline.

●	Build a leading, fully integrated precision oncology company to maximize the clinical impact and value of our pipeline. We believe the targeted nature of our research and discovery approach allows for efficient and focused clinical development. We are building a lean, experienced team to rapidly advance product candidates in a capital-efficient manner. We intend to retain the commercialization rights to product candidates in the United States; however, we may opportunistically enter into strategic collaborations in certain geographic or clinical settings to maximize the value of our pipeline.

Our Research and Discovery Approach

Our approach to drug discovery is characterized by the identification of therapeutic solutions responsive to resistance mutations in certain cancers with clear unmet need. Our drug discovery approach is built on three pillars:

●	Clinically validated targets with clear unmet need. We are focused exclusively on well-validated targets that are directly linked to the proliferation and survival of a tumor, known as driver oncogenes, for which the clinical activity of TKI therapies has already been established, and where there is a clear unmet need. We believe this approach can allow us to more reliably identify targets for our programs since data in patients have shown that successful inhibition of these targets will typically have the intended biological effect. We further focus on targets where there is documented observation of resistance mutations, no pan-variant TKI available to patients and lack of further treatment options for patients that have failed existing standard of care. These settings have a clear unmet need with a strong rationale for the development of a pan-variant inhibitor.

●	Structure-guided drug design integrated with predictive screening methodologies. We design small molecule inhibitors based on deep structural knowledge of our targets and candidate molecules at the molecular level. We acquire high-resolution, atom-level structural maps of activated and mutated target proteins using techniques such as X-ray crystallography, and we supplement these with computational modeling to understand the precise changes induced by mutations. We use these approaches to guide iterative rounds of synthesis and testing of molecules. This allows us to design novel small molecule inhibitors that target all major activating and resistance mutations. To test these molecules, we deploy our PRA, a novel screening and characterization approach that incorporates two critical human serum proteins that can affect drug activity. We believe our PRA is a highly differentiated cell-based method for testing small molecule TKIs under conditions that mimic the physiological setting and that it is predictive for “pan-ness,” the ability to inhibit all major classes of activating and resistance mutations. By comparing TKI inhibitory values in this assay to achievable human blood levels of TKIs, our approach allows us to select TKIs for clinical testing that we believe have the potential to perform best in cancer patients, irrespective of mutational status. As such, although to date our PRA has not been clinically validated, we believe it allows us to apply our drug discovery expertise in selecting small molecule inhibitors that have the optimal properties for further development and testing.

●	Translationally-driven, biomarker-guided clinical development. We design clinical development programs that are intended to supply rich biomarker datasets to provide us with an early assessment of activity against individual mutant variants. By monitoring mutational status of patients before and during treatment, we aim to validate the inhibition of individual mutant forms of the target protein, then correlate this with overall clinical response. We believe this will provide us with insights of potential clinical pan-inhibitory activity and inform our investment decisions given that the process of clinical development is inherently uncertain.

Our Pan-KIT Inhibitor Program: THE-630

Summary Overview

Our lead product candidate, THE-630, is a next-generation KIT inhibitor for the treatment of patients with advanced GIST. The worldwide annual incidence of GIST is estimated to be between 11 and 19.6 cases per million people. Current estimates for the total number of GIST cases diagnosed each year in the United States range from approximately 4,000 to 6,000. Prevalence is estimated to be 13.5 to 15.5 cases per 100,000 people, and therefore approximately 48,000 patients are estimated to be living with GIST in the United States each year. We estimate that the annual addressable population for first- and second-line unresectable or metastatic GIST in the United States is approximately 3,200 and 2,200 patients, respectively. Approximately 80% are driven by activating mutations in the KIT kinase. Front line intervention is surgical removal of cancerous tissue when possible. In cases where the tumor has spread and/or surgery cannot be performed, the TKI imatinib is often used as first-line therapy. Most patients receiving imatinib relapse, often with multiple KIT kinase resistance mutations, and subsequent lines of therapy are typically less effective, meaning that all patients who relapse are expected to ultimately succumb to their cancer. Therefore, a significant unmet need exists for GIST patients with KIT resistance mutations.

THE-630 is a novel small molecule inhibitor that blocks activity of all major classes of KIT activating and resistance mutations that drive GIST. Existing TKIs are limited by the emergence of resistance mutations, as clinical data have demonstrated their inability to inhibit disease progression as these mutations arise in tumor cell populations. THE-630 is a pan-KIT inhibitor for GIST, with potent activity demonstrated in cellular assays and strong anti-tumor activity in animal models against both activating and resistance mutations. We believe THE-630, if approved, has the potential to be a next-generation KIT inhibitor based on its promising inhibitory profile and favorable drug-like properties, as well as its ability to achieve predicted pan-KIT inhibitory blood concentrations at tolerable doses in preclinical safety studies.

We have recently initiated a phase 1/2 dose escalation and expansion clinical trial in patients with previously-treated GIST and expect to present initial data from the Phase 1 portion of the clinical trial in the first half of 2023. Assuming positive clinical data and subject to discussions with the FDA, our registration strategy will evaluate THE-630 in two different GIST populations. Our initial registration strategy will focus on fifth-line GIST, where there is currently no available therapy and therefore a significant unmet medical need. Given its broad mutational coverage as a pan-KIT inhibitor, we also plan to evaluate THE-630 in second-line GIST. The FDA has granted orphan drug designation to THE-630 for the treatment of GIST.

Overview of GIST and KIT Mutations

GIST is the most common tumor of the gastrointestinal tract and presents most often in the stomach or small intestine. In adult GIST patients, approximately 95% of tumors overexpress the tyrosine kinase receptor KIT, while approximately 80% have KIT gene mutations that activate the KIT receptor. In normal cells, KIT RTK activity is regulated by binding of the endogenous ligand for the receptor. Activation of the KIT kinase caused by mutations leads to uncontrolled cancer cell growth, leading to tumor formation. As shown in Figure 1 below, there are two major classes of activating mutations in KIT that occur in different exons of the gene:

●	KIT exon 11 activating mutations occur in approximately 70% of newly diagnosed GIST patients. These mutations are located in an intracellular domain of the receptor that usually has an inhibitory effect on kinase activation, thereby interfering with this normal inhibitory function.

●	KIT exon 9 activating mutations occur in approximately 10% of newly diagnosed GIST patients. These mutations affect an extracellular domain, which results in ligand-independent KIT activation.

Successful targeting of KIT activating mutations by existing KIT inhibitors almost always leads to the emergence of one or more additional mutations, at separate sites in the protein, that make the tumor resistant to the inhibitor. As shown in Figure 1 below, there are also two major classes of resistance mutations that occur in different exons of the gene:

●	KIT exon 13 and exon 14 resistance mutations are seen in approximately 40% of GIST patients who develop resistance to imatinib. These mutations occur in a region of the protein known as the ATP-binding pocket and block, or reduce, the ability of inhibitors to bind and impede kinase activity.

●	KIT exon 17 and exon 18 resistance mutations are also seen in approximately 40% of GIST patients who develop resistance to imatinib. These mutations occur in a region of the protein known as the activation loop and block, or reduce, the ability of inhibitors to bind and impede kinase activity.

Figure 1. The major classes of activating mutations in the KIT gene in GIST patients are found in exons 9 and 11 and the major classes of resistance mutations in the KIT gene in GIST patients are found in exons 13/14 and 17/18.

Current Treatment Paradigm in GIST

Patients diagnosed with localized GIST will typically undergo surgery to remove their tumor lesions, and those at high risk of recurrence may then receive post-operative imatinib as adjuvant therapy. Patients who present with metastatic disease at diagnosis or those who are not eligible to undergo surgical resection have several systemic treatment options at different lines of therapy. As summarized in Figure 2 below, the majority of patients receiving imatinib therapy will experience tumor progression and then progress relatively rapidly on second-, third-, and fourth-line treatments, successively. Patient outcomes are substantially worse following imatinib failure, with response rates of less than 10% for each successive line of therapy.

LINE	THERAPY	ORR	MEDIAN PFS
First-line	lmatinib	51.4%	18.9 months
Second-line	Sunitinib	6.8%	5.5 months
Third-line	Regorafenib	4.5%	4.8 months
Fourth-line	Ripretinib	9.4%	6.3 months

Figure 2. Response rate and progression-free survival, or PFS, in successive lines of KIT-targeting therapies. Overall response rate, or ORR, includes all patients who had a 30% or greater reduction in tumor size. PFS is the length of time after initiation of treatment that a patient lives with the cancer but it does not get worse.

Limitations of Current Treatment Options and Unmet Medical Need in GIST

Despite the availability of multiple TKIs as treatment options across various lines of disease, the five-year overall survival rate of patients with unresectable or metastatic GIST is less than 60%.

The clinical benefits of second-line sunitinib and third-line regorafenib are limited: reported median PFS is six months or less in each case, and dose reductions and dose interruptions due to toxicity are commonly reported. Ripretinib has a similarly low median PFS of approximately six months in patients who have relapsed following treatment with imatinib, sunitinib and regorafenib.

Disease progression is most often driven by mutations in KIT that create resistance to the currently approved KIT targeting therapies. Such resistance mutations are found in up to 90% of tumors after imatinib failure. The resistance mutations are mainly found in two regions of the kinase domain: the ATP-binding pocket encoded within exons 13 and 14 and the activation loop encoded within exons 17 and 18.

In addition, the heterogeneity of tumor cell populations complicates the treatment of resistant GIST. Patients frequently have multiple subclones of their cancer, each with a different resistance mutation in KIT. As a result, the treatment with a TKI that only inhibits some of the resistance mutations, and therefore growth of only some of the tumor cells, will likely result in rapid outgrowth of unaffected subclones and overall disease progression.

Imatinib and sunitinib have activity against the activating mutations in exons 9 and 11, although potency against exon 9 mutations is reported to be lower for imatinib. Imatinib has relatively weak activity against resistance mutations in both the ATP-binding pocket and the activation loop, located in exons 13, 14, 17 and 18. Sunitinib is active against imatinib-resistant GIST subclones with resistance mutations in exons 13 and 14 that encode the ATP-binding pocket, including the common V654A mutation. However, it has poor activity against subclones with KIT activation loop mutations encoded by exons 17 and 18. Compared to sunitinib, regorafenib has somewhat more potent activity against activation loop mutations, but is less potent against ATP-binding pocket mutations. In the fourth-line setting, ripretinib yielded a low response rate and clinical benefit was relatively limited, with half of ripretinib-treated patients in a phase 3 clinical trial experiencing progression within the first six months of treatment. Furthermore, in preclinical studies, ripretinib reportedly showed relatively low potency against ATP-binding-pocket mutations.

The toxicity profile of some of these therapies also significantly limits their utility in treating patients with advanced GIST. In particular, sunitinib and regorafenib are multi-kinase inhibitors that are associated with more toxicity than imatinib, with side effects including severe hand-foot syndrome, thrombocytopenia, thyroid dysfunction and liver enzyme elevation.

Our Solution: THE-630, a Pan-KIT Inhibitor

THE-630 is a pan-KIT inhibitor designed to address the limitations of previous generations of TKIs. We designed THE-630 to have potent activity against both major classes of activating KIT mutations (exons 9 and 11), and both major classes of KIT resistance mutations that arise in: (1) the ATP-binding pocket (exons 13 and 14) and (2) the activation loop (exons 17 and 18). In preclinical studies, THE-630 achieved the predicted pan-KIT inhibitory blood concentrations at tolerable doses and induced significant anti-tumor activity. Given the heterogeneity of the tumor cell populations in GIST patients whose tumors progress on imatinib, and the incomplete KIT mutational coverage provided by later lines of therapy, we believe developing a next-generation KIT compound that effectively inhibits all major classes of KIT activating and resistance mutations should improve response rates and increase PFS in GIST patients in both later and earlier lines of therapy.

Broad KIT Mutation Coverage Supported by In Vitro Data

To accurately measure the activity of product candidates, we developed our PRA, a novel screening and characterization approach that incorporates two critical human serum proteins that can affect drug activity. Using this approach, we believe we can accurately predict the clinical activity of current TKI therapies, including imatinib, sunitinib, regorafenib and ripretinib. In so doing, we believe that we can better understand the therapeutic strengths and weaknesses of each compound, thereby allowing us to design THE-630 with an improved product profile.

To evaluate specific TKI activity, we engineered a panel of cell lines, derived from the commonly used murine Ba/F3 cell line, each of which is dependent on the activity of a different KIT variant for survival. These variants include combinations of different activating mutations and ten different resistance mutations known to arise after first and later lines of current TKI therapies in patients with GIST, as shown in Figure 3 below.

KIT MUTANT ABBREVIATION	ACTIVATING MUTATION		RESISTANCE MUTATION
	LOCATION	GENOTYPE	LOCATION	GENOTYPE
Ex11Del	Exon 11 (JM)	Del 557_558	—	—
Ex11Del + V654A			Exon 13 (ATP pocket)	V654A
Ex11Del + T670I			Exon 14 (ATP pocket)	T670I
Ex11Del + D816G			Exon 17 (A-loop)	D816G
Ex11Del + D816H				D816H
Ex11Del + D816Y				D816Y
Ex11Del + D820A				D820A
Ex11Del + D820G				D820G
Ex11Del + N822K				N822K
Ex11Del + Y823D				Y823D
Ex11Del + A829P			Exon 18 (A-loop)	A829P
V560D		V560D	—	—
V560D + V654A			Exon 13 (ATP pocket)	V654A
V560D + D816H			Exon 17 (A-loop)	D816H
Ex9Ins	Exon 9 (ECD)	Ins 502AY	—	—
Ex9Ins + V654A			Exon 13 (ATP pocket)	V654A
Ex9Ins + D816H			Exon 17 (A-loop)	D816H

Del (deletion); Ins (insertion); JM (juxtamembrane domain); ECD (extracellular domain); ATP pocket (ATP binding pocket); A-loop (activation loop)

Figure 3. List of clinically relevant activating and resistant KIT mutations in GIST incorporated into our engineered Ba/F3 cell lines.

To assess the cellular potency of TKIs against each KIT variant, we measure IC50 values, which is the TKI concentration that inhibits cell survival by 50%. To better mimic the functional effects of protein binding on drug activity in humans, we performed the cell survival assays in cell culture medium supplemented with physiologic concentrations of two critical human serum proteins. We then compared these IC50 values to TKI concentrations achieved in patients treated at the clinically utilized dose. TKI concentrations in patients are represented by the average concentration, or Cav, which is calculated as the Area Under the Curve, or AUC, over a 24-hour period and divided by 24. In the context of our PRA, we believe Cav to be a more reliable clinical predictor of therapeutic benefit than the maximum or minimum concentrations observed in patients. Using this measure, we calculated the Cav for imatinib, sunitinib, regorafenib and ripretinib in patients at the approved clinical doses as set forth in Figure 4 below.

BENCHMARK TKIS	Cav IN PATIENTS
Imatinib	3,385 nM
Sunitinib	136 nM
Regorafenib	5,027 nM
Ripretinib	2,126 nM

Figure 4. The table shows Cav values for approved TKI therapies for GIST, or benchmark TKIs, as calculated from the clinical literature. Ripretinib is known to have an active metabolite, and this was included in the analysis.

We used our PRA to predict the clinical activity of individual approved TKI therapies for GIST against specific KIT variants by comparing TKI potency, as assessed in Ba/F3 cells, to the Cav values in patients. We predicted that KIT variants inhibited by a TKI at a concentration substantially below the patient Cav would be highly sensitive to that TKI but that KIT variants inhibited at a concentration substantially above the Cav would be highly resistant. We further predicted that KIT variants inhibited with a TKI IC50 at a concentration that is within approximately two-fold of the Cav would initially be associated with a stable disease outcome but ultimately would confer tumor resistance and progression.

To illustrate how we use this methodology, we compared Cav levels of sunitinib in GIST patients, and sunitinib potency against several KIT resistance mutations as determined in our cellular assay. As shown in Figure 5 below, our in vitro PRA predicted that sunitinib would have activity against ATP-binding pocket mutations but not against activation loop mutations, consistent with the clinical data.

Figure 5. Our in vitro PRA correctly recapitulated the clinical patterns of resistance of sunitinib. The prediction of resistance or sensitivity to sunitinib is shown relative to the Cav. The y-axis shows the IC50 values range using a log10 scale. PR/CR means partial/complete response; PD means progressive disease.

Next, we expanded our analysis to include all four approved KIT TKIs against a broad panel of KIT variants. Figure 6 below shows the IC50 values for imatinib, sunitinib, regorafenib and ripretinib against all 17 KIT variants, as well as the Cav values for these TKIs in patients. The resulting predictions of TKI activity against each class of activating and resistance mutations, using the approach described above, are shown in Figure 7 below.

As was the case for sunitinib, the results of our PRA accurately recapitulated the known clinical patterns of resistance of imatinib and regorafenib, including overall insensitivity against ATP-binding pocket mutations and activation loop mutations. While insufficient clinical resistance data have been reported for ripretinib to date, our PRA predicts only modest clinical activity against activating mutations in exon 9 and against resistance mutations in the ATP-binding pocket.

We then evaluated the same panel of KIT mutations in our PRA against our lead TKI product candidate, THE-630, which demonstrated activity against all major classes of activating and resistance mutations.

THE-630 showed a wide breadth of inhibitory activities, demonstrating potent activity against the most common activating mutation of exon 11 deletions as well as ten different known resistance mutations. THE-630 also demonstrated potent activity against an alternate exon 11 activating mutation at V560D plus two known resistance mutations. THE-630 also showed potent activity against an exon 9 activating mutation plus two resistance mutations.

Based on the activity profile, we believe that if a Cav of 100 nM is achieved in patients, THE-630 will be able to potently inhibit all major classes of activating and resistance mutations. While two mutational combinations of exon 11 deletion plus the exon 17 D816Y mutation, and of exon 9 insertion plus the exon 17 D816H mutation, were not as potently inhibited by THE-630, we note that these variants are very rarely seen in patients, despite being inhibited even less potently by imatinib, sunitinib, and regorafenib.

Figure 6. Activity of THE-630 and benchmark TKIs in the PRA of cytotoxicity against KIT activation and resistance mutations showing a broad activity profile. The y-axis shows the IC50 value range using a log10 scale.

Figure 7. Clinical activity profile predicted by our PRA for benchmark TKIs and THE-630 against all major classes of KIT activating and resistance mutations. PR/CR means partial/complete response; SD means stable disease; PD means progressive disease.

Tumor Regression in In Vivo Mouse Models Harboring KIT Activating and Resistance Mutations

We expanded upon the results generated using our PRA by examining the in vivo activity of THE-630 in seven tumor models expressing KIT variants containing both major classes of activating mutations and both major classes of resistance mutations. To do this, we implanted GIST-T1 cells, which express KIT with an activating mutation in exon 11, or Ba/F3 cells engineered with six different KIT variants, subcutaneously into the right flank of female immunocompromised mice, and orally administered THE-630 and other TKIs to groups of mice. Based on a pilot study in mice, which showed that once daily dosing, or QD, of THE-630 at 30 mg/kg exceeded the maximum tolerated dose, all subsequent preclinical efficacy studies used a top dose of either 20 mg/kg or 25 mg/kg of THE-630 QD. At these dose levels, there were no signs of overt toxicity associated with THE-630 treatment in the mice.

When sunitinib or ripretinib were included as comparators, mice were dosed orally using standard regimens reported in the literature. For sunitinib, this was 20 mg/kg QD and for ripretinib it was 50 mg/kg twice a day, or BID. Our pharmacokinetic analysis on the treated mice showed the drug exposure levels exceeded that achieved in patients by three-fold for sunitinib and two-fold for ripretinib.

Data from all seven models are shown in Figures 8, 9 and 10 below. Also shown is the degree of anti-tumor activity for each TKI, which was calculated as the percent tumor growth inhibition, or TGI, relative to tumors in control mice, unless tumors regressed relative to the first day of treatment, in which case the percent tumor regression, or TR, was calculated. In each study, the control group of mice was dosed orally with the vehicle that each TKI was dissolved in, and on the same schedule.

THE-630 demonstrated anti-tumor activity in all seven models. As shown in Figure 8 below, THE-630 had strong anti-tumor activity in models containing an exon 11 activating mutation (85% TR) or an exon 9 activating mutation (58% TR). In contrast, ripretinib demonstrated weak anti-tumor activity in the exon 9 model (17% TGI). As shown in Figure 9 below, THE-630 had strong activity in a model containing a KIT exon 11 activating mutation plus the most common resistance mutation observed in the ATP-binding pocket, V654A (86% TGI), and moderate activity in a model containing the T670I mutant (39% TGI). In contrast, ripretinib had modest or weak activity in both models (26% TGI and 8% TGI). Finally, as shown in Figure 10 below, THE-630 had strong activity in three models containing a KIT exon 11 activating mutation and a resistance mutation in the activation loop, with 83% TR, 59% TR, and 90% TGI seen in models containing N822K, D820A, and A829P, respectively. In contrast, sunitinib had weak or no activity against N822K (25% TGI) and A829P (0% TGI).

Therefore, consistent with the results of our in vitro PRA, sunitinib and ripretinib showed in vivo activity only against a subset of activating and resistance mutations. In contrast, THE-630 demonstrated in vivo activity against all major classes of activating and resistance mutations observed in KIT-mutant GIST, consistent with the profile of a pan-variant inhibitor.

Figure 8. In vivo activity of THE-630 and benchmark TKIs in tumor models with both classes of KIT activating mutations.

Figure 9. In vivo activity of THE-630 and benchmark TKIs in tumor models containing resistance mutations in the KIT ATP-binding pocket.

Ex11 Del + N822K (Ex17)
Vehicle, QD
Sunitinib, 20 mg/kg QD
THE-630, 20 mg/kg QD
25% TGI
83% TR
Mean Tumor Volume (mm³) ± SEM
Days Post Treatment
Ex11Del + D820A (Ex17)
Vehicle, QD
THE-630, 20 mg/kg QD
Vehicle, BID
Ripretinib, 50 mg/kg BID
1% TR
59% TR
Mean Tumor Volume (mm³) ± SEM
Days Post Treatment
Ex11Del + A829P (Ex18)
Vehicle, QD
Sunitinib, 20 mg/kg QD
THE-630, 20 mg/kg QD
Vehicle, BID
Ripretinib, 50 mg/kg BID
0% TGI
81% TGI
90% TGI
Mean Tumor Volume (mm³) ± SEM
Days Post Treatment

Figure 10. In vivo activity of THE-630 and benchmark TKIs in tumor models containing resistance mutations in the KIT activation loop.

To evaluate the kinase selectivity of THE-630, we conducted a single point screen against 330 kinases at 100 nM, using a commercially available screening panel. For the purpose of comparison, we included ripretinib. Against this panel, THE-630 inhibited the activity of 50 out of 330 kinases by more than 50%. Similarly, ripretinib inhibited the activity of 43 out of 330 kinases by more than 50%.

Next, we tested THE-630 in a series of standard in vitro pharmacology screens with targets including receptors, transporters and enzymes, with no liabilities identified. In addition, THE-630 was screened for potential drug-drug interactions and cardiac toxicity with standard in vitro safety pharmacology assays and no liabilities were identified.

Preclinical Pharmacokinetic and Tolerability Profile of THE-630

Pharmacokinetic, or PK, studies of THE-630 were performed in rats and non-human primates, or NHPs, to evaluate bioavailability and compound half-life in vivo. Single doses were given at 3 mg/kg intravenously and 8 to 10 mg/kg orally. THE-630 demonstrated favorable oral PK in both species, with NHPs showing higher bioavailability (approximately 60%, compared to approximately 36% in rats) and longer half-life (t1/2) (13.1 hours, compared to 5.8 hours in rats), as shown in Figure 11 below.

Figure 11. Rats or NHPs were dosed intravenously, or IV, and orally, or PO, with THE-630 in order to evaluate bioavailability and half-life. The concentration of THE-630 in plasma was measured and plotted against time elapsed after administration of THE-630.

We have also completed a 28-day good laboratory practice, or GLP, toxicology study of THE-630 in rats and a 28-day GLP toxicology study of THE-630 in NHPs. The no observed adverse effect level, or NOAEL, in our NHP toxicology study was used to derive our proposed first-in-human dose. The exposure levels achieved in NHPs at the NOAEL met or exceeded the in vitro IC50 values, measured in the presence of human serum proteins, for all KIT mutants evaluated. No adverse effects were seen in standard GLP safety in vivo pharmacology studies. Taken together, we believe these preclinical studies support the advancement of THE-630 into clinical trials in patients with GIST.

Clinical Development Plan for THE-630 in GIST

We designed our initial first-in-human phase 1/2 clinical trial with the goal of evaluating monotherapy THE-630 in patients with advanced GIST across the spectrum of previously-treated populations. The clinical trial commenced with the dosing of the first patient in the phase 1 portion in January 2022, and will consist of two phases:

●	Phase 1—Dose Escalation: patients with previously-treated, unresectable or metastatic GIST will be enrolled in the phase 1 portion of the trial. Patients must have disease progression on or be intolerant to imatinib therapy and have also received at least 1 of the following: sunitinib, regorafenib, ripretinib, or avapritinib. The primary objective of the dose escalation phase is to determine the safety profile of oral THE-630, including the dose limiting toxicities (DLTs), maximum tolerated dose (MTD), the recommended phase 2 dose (RP2D), as well as pharmacokinetics (PK) and preliminary anti-tumor activity. We expect to report initial data from the phase 1 portion of the trial in the first half of 2023.

●	Phase 2—Dose Expansion: patients with unresectable or metastatic GIST will be enrolled at the RP2D into cohorts defined by prior therapy, including: (1) patients with fifth-or later-line GIST; (2) patients with second-line GIST who have had only prior imatinib therapy; and (3) patients with third- or fourth-line GIST. The phase 2 portion of the clinical trial will further characterize the anti-tumor activity, PK and safety profile of THE-630 in these defined populations.

In our clinical trials of THE-630, we plan to monitor mutational status of patients before and during treatment, with the aim of validating the inhibition of individual mutant forms of KIT and correlating mutation status with observed clinical activity.

Figure 12. Outline of the design of our ongoing first-in-human clinical trial of THE-630. Our dose escalation and expansion cohorts are designed to evaluate the safety and efficacy of THE-630 in advanced GIST patients in second- through fifth- or later-lines of therapy.

Assuming positive clinical data and subject to discussions with the FDA, our registration strategy will evaluate THE-630 in two different GIST populations. Our initial registration strategy for THE-630 will focus on fifth-line GIST, where there is currently no available therapy and therefore a significant unmet medical need. The data from the proposed phase 1/2 clinical trial and feedback from regulatory authorities will inform the design of a potential initial registration trial in fifth-line GIST. We also plan to prioritize the evaluation of THE-630 in second-line GIST, where we believe our pan-KIT inhibitor, with activity against all major classes of activating and resistance mutations, has the potential to deliver meaningful clinical benefit over the current standard of care.

Figure 13. Overview of the registration strategy for THE-630. Based on data from the ongoing Phase 1/2 trial in patients with advanced GIST and regulatory feedback we intend to commence a registration trials in fifth-line GIST and in second-line GIST.

Our Fourth-Generation EGFR Inhibitor Development Program

Summary Overview

Our second program is focused on next-generation inhibitors of EGFR that are active against C797S, the most common EGFR mutation that causes resistance to first- or later-line osimertinib treatment in patients with NSCLC. NSCLC is the most common form of lung cancer with up to 50% of NSCLC tumors driven by activating mutations in EGFR, depending on geographic region. Treatment of EGFR-mutant metastatic NSCLC patients with first- and second-generation EGFR TKIs, such as erlotinib, gefitinib, afatinib and dacomitinib, substantively improved outcomes for patients compared to chemotherapy. However, resistance eventually develops in most patients, leading to disease progression, with about half of patients’ tumors developing the T790M EGFR mutation. Osimertinib, a third-generation TKI, was initially developed to treat T790M positive disease in patients progressing on a first- or second-generation TKI. Subsequently, it was approved in the first-line setting where it improved PFS and overall survival compared to earlier-generation inhibitors. However, most patients receiving treatment eventually progress. A subset of patients on osimertinib, either in first- or later-line therapy, will progress with EGFR-mediated resistance, primarily with the C797S mutation. A significant unmet medical need remains for patients with this subset of EGFR-mutant NSCLC.

Our program goal is to identify a novel TKI with all three of the following attributes:

●	potent activity against all major classes of mutated EGFR that could contribute to disease progression in osimertinib-resistant patients:

●	the common activating mutations (deletions in exon 19 or the L858R substitution in exon 21);

●	double mutations (activating mutation with either T790M or C797S); and

●	triple mutations (activating mutation with T790M and C797S);

●	selectivity over wild-type EGFR; and

●	ability to penetrate the blood-brain barrier, or BBB, with activity against central nervous system, or CNS, metastases.

We intend to nominate a development candidate from our EGFR inhibitor program in the third quarter of 2022, and thereafter initiate IND-enabling studies.

The Market Opportunity in NSCLC for EGFR Inhibitors

Lung cancer is the second most commonly diagnosed cancer worldwide and its incidence continues to grow. In 2020, an estimated 2.2 million new cases of lung cancer were diagnosed globally, accounting for approximately 11.4% of the global cancer burden. An estimated 1.8 million lung cancer deaths occurred in 2020. Among all cancers, lung cancer is currently the most common cause of cancer deaths in most countries, with North America and Europe having the highest rates. NSCLC is the most common form of lung cancer, accounting for approximately 85% of all lung cancers. Up to 50% of NSCLC tumors are driven by activating mutations in EGFR, depending on geographic region. Approximately 90% of these mutations are in exon 19 or 21 of the gene that encodes EGFR. In patients whose tumors progress on osimertinib, C797S and other resistance mutations in EGFR have been observed at a frequency of up to approximately 12% after first-line osimertinib and 20% after second-line osimertinib.

Current Treatment Paradigm in EGFR-mutant NSCLC and Limitations

EGFR biology and means of inhibiting EGFR. EGFR, a member of the RTK family, plays a critical role in maintaining normal cell physiology in many organs and tissues. Since EGFR signaling is implicated in the genesis and progression of many cancers, it has led to the development of several classes of EGFR inhibitors. For example, the discovery of ligand-independent EGFR signaling in cancers led to the development and clinical characterization of EGFR TKIs, particularly in NSCLC. In particular, activating mutations within the EGFR kinase domain were found in approximately 10% to 15% of caucasian NSCLC patients and up to 50% of East-Asian NSCLC patients, and it was in these patients where strong response to first-generation EGFR TKIs, such as gefitinib and erlotinib, was observed.

The mutations targeted by marketed EGFR inhibitors and the resulting levels of efficacy. The major EGFR genetic alterations observed in NSCLC, the exon 19 deletions and the exon 21 L858R substitution, are mutations that cause ligand-independent activation of EGFR. The activation causes downstream signaling that promotes cancer cell survival and proliferation. First- and second-generation EGFR TKIs bind to the EGFR kinase domain’s ATP-binding pocket to inhibit activity and signal transduction. These first- and second-generation TKIs, which include gefitinib, erlotinib, afatinib and dacomitinib, induce a high response rate of approximately 70% to 75% and provide a median PFS of approximately 10 months to 14 months. These clinical results are superior to the previous standard of care front-line treatment with platinum-based chemotherapy in EGFR-mutant metastatic NSCLC.

Resistance and unmet need in EGFR-driven lung cancer. Despite these advances, resistance to first- and second-generation EGFR TKIs has been observed, resulting in patient relapse, disease progression and death. The most common resistance mutation that arises in response to first- and second-generation EGFR TKIs is the T790M mutation, a gatekeeper mutation in exon 20 that blocks TKI access to the ATP-binding pocket. Osimertinib was developed initially to counter this resistance mutation. Osimertinib was first approved in the United States and globally for the treatment of patients with metastatic EGFR T790M mutation-positive NSCLC whose disease has progressed on or after EGFR TKI therapy. In this setting, osimertinib yielded a high response rate (approximately 65%) and improved PFS compared to chemotherapy. Subsequently, osimertinib was approved in the first-line metastatic setting for EGFR exon 19 deletion or exon 21 L858R substitution NSCLC after showing improved efficacy compared to earlier-generation TKIs, with a median PFS of 19 months and median overall survival, or OS, of over three years. More recently, osimertinib was approved as an adjuvant treatment after tumor resection for patients with EGFR exon 19 deletion or exon 21 L858R substitution NSCLC. Lazertinib and almonertinib are two additional third-generation TKIs approved for EGFR-mutant NSCLC, both with similar mechanisms of action to osimertinib. Lazertinib monotherapy is approved in South Korea for patients with EGFR T790M mutation positive disease who have previously been treated with an EGFR TKI, and the drug is also being evaluated in combination with a MET/EGFR bispecific antibody, amivantamab, in EGFR-mutant NSCLC. Almonertinib is approved in China for patients with EGFR T790M mutation positive disease who have previously been treated with an EGFR TKI.

Resistance to osimertinib and other third-generation TKIs is an emerging limitation to the success of current EGFR TKI therapy, as shown in Figure 13 below. Several of the resistance mechanisms that have been seen to arise in response to osimertinib are EGFR-independent, involving amplification or oncogenic changes in other signaling pathways. However, in both treatment-naïve patients and patients with EGFR T790M-positive disease who progress on osimertinib, EGFR resistance mutations have also been observed. The C797S mutation results in the conversion of the targeted cysteine, or C, at position 797 of EGFR, into serine, or S. In addition, several other EGFR mutations are found in osimertinib-resistant patients. C797S and other resistance mutations in EGFR have been observed at a frequency of up to approximately 12% after first-line osimertinib and approximately 20% after second-line osimertinib. Therefore, we believe that there is a critical need for a fourth-generation EGFR TKI that can block the array of resistance mutations in EGFR that arise across the first- through third-generation EGFR TKI therapeutic landscape. A summary of the major classes of activating and resistance mutations that must be inhibited by a fourth-generation EGFR TKI is shown in Figure 14 below.

Figure 14. Schematic of activating EGFR mutations and resistance mutations that arise following treatment with first-, second- and third-generation EGFR inhibitors. Activating deletions in exon 19 are referred to as Del19 mutations.

CLASS	SPECIFIC MUTATION(S)	ABBREVIATION	DESCRIPTION
Single mutant	L858R	L	Activating mutation only
	Del19	D
Double mutant	L858R + T790M	LT	Activating mutation plus T790M or C797S
	Del19 + T790M	DT
	L858R + C797S	LC
	Del19 + C797S	DC
Triple mutant	L858R + T790M + C797S	LTC	Activating mutation plus T790M and C797S
	Del19 + T790M + C797S	DTC

Figure 15. Nomenclature used to describe the major classes of EGFR activating and resistance mutations.

An important element in the development of EGFR inhibitors is ensuring selectivity for mutant EGFR compared to the wild-type, or non-mutated, EGFR that is normally expressed in human tissues. Inhibition of wild-type EGFR leads to gastrointestinal and skin toxicities that can be serious and dose-limiting. First- and second-generation EGFR inhibitors are limited by this toxicity, although third-generation EGFR inhibitors, such as osimertinib, have improved selectivity for mutant, activated EGFR and therefore improved tolerability.

Our Solution—Fourth-Generation EGFR Inhibitor Development Program

Using our structure-guided approach, we have developed intricate computer models of the EGFR binding site that have provided a map of potential residues to target for increased molecular interaction. We have leveraged these detailed maps in the design of fourth-generation EGFR compounds that inhibit activating forms of EGFR and mutant forms with C797S and T790M resistance mutations, with selectivity over wild-type EGFR. Our iterative, structure-guided approach has yielded several distinct molecular series and more than 250 novel compounds. Many compounds demonstrate robust kinase inhibitory activity in biochemical screens, and are active in cellular assays against single-, double- and triple-mutant EGFR variants. Using the triple-mutant Del19/T790M/C797S, or DTC mutant, as an in vivo screen, we have identified compounds that are orally bioavailable and show strong tumor growth inhibition in vivo. For example, one of our EGFR inhibitor compounds, which we refer to as Compound B, was profiled against a series of mutant EGFR variants in vivo, including the single-mutant variant L858R, or L mutant, the double-mutant variant L858R/T790M, or LT mutant, and the triple-mutant variant L858R/T790M/C797S, or LTC mutant, and was shown to have strong anti-tumor activity against all three. In addition, we designed our compounds to avoid P-glycoprotein, an important efflux protein located on endothelial cells of the blood brain barrier suggesting that they may have the potential to be active against NSCLC patients whose disease has metastasized into the brain.

Broad EGFR Mutation Coverage and Wild-type Selectivity Supported by In Vitro Data

To determine the ability of our compounds to broadly inhibit single-, double- and triple-mutant EGFR variants, we first evaluated them in a kinase inhibition assay. We assayed our compounds against EGFR kinases engineered to harbor the single-mutant L variant, the double-mutant LT variant and the triple-mutant LTC variant. Activity in these assays is reported as IC50 values, which is the TKI concentration that inhibits kinase activity by 50%. Erlotinib and osimertinib, two approved EGFR inhibitors known to be weakly active against the triple-mutant LTC variant, were included as controls. Representative compounds from our EGFR inhibitor program and their IC50 values have been tabulated and are shown below in Figure 16. All three Compounds (Compounds A, B and C) demonstrated low nanomolar IC50 values against single-, double- and triple-mutant EGFR variants.

Compound	EGFR Kinase (IC50 nM)
	L	LT	LTC
Erlotinib	<0.1	207	345
Osimertinib	0.4	0.2	360
Compound A	6.2	0.1	0.5
Compound B	0.2	<0.1	0.1
Compound C	1.0	<0.1	0.1

Figure 16. Summary of kinase inhibitory data (IC50 values) against single- (L), double- (LT) and triple- (LTC) mutant EGFR variants.

To evaluate TKI activity in a cellular context, we engineered a panel of Ba/F3 cell lines so their survival is dependent on different mutant EGFR variants. We then used these cell lines to assess cellular potency as represented by the IC50 value. We also measured the potency of each TKI against wild-type EGFR, also represented by the IC50 value, by determining the concentration required to inhibit phosphorylation of wild-type EGFR by 50% in A431 cells. We had previously observed that clinical efficacy of first-, second-, and third-generation TKIs against specific mutant EGFR variants is associated with a substantially lower IC50 value against the mutant variant than against wild-type EGFR as measured using these assays.

Figure 17 below shows the potency of erlotinib and osimertinib against wild-type EGFR, as well as against five EGFR variants representing all major classes of activating and resistance mutations. These include: (1) a Del19 activating mutation alone, or D mutant; (2) two double-mutant variants, Del19/T790M, or DT mutant, and Del19/C797S, or DC mutant; and (3) two triple-mutant variants, Del19/T790M/C797S, or DTC mutant, and the LTC mutant. As expected, based on its clinical profile, erlotinib had potent activity against the D and DC mutant variants, but not against any of the three variants that contain a T790M mutation. In contrast, osimertinib had potent activity against D and DT mutant variants, but not against any of the three variants that contained a C797S mutation.

In contrast to erlotinib and osimertinib, as shown in Figure 16 below, all three Compounds A, B and C demonstrated potent activity against all five mutant variants. That is, Compounds A, B and C potently inhibited EGFR with a common activating mutation and maintain potency in the presence of a T790M mutation, or a C797S mutation, or both T790M and C797S mutations in the same protein. In addition, in all cases, all five mutant EGFR variants are inhibited with potency at least ten-fold greater than that against wild-type EGFR, suggesting the potential for on target EGFR-driven efficacy without the toxicities associated with wild-type inhibition.

Figure 17. Summary of cellular IC50 values including control (erlotinib and osimertinib) and Compounds (A, B and C) against wild-type (WT) EGFR and a panel of single- (D), double- (DT, DC) and triple- (DTC, LTC) mutant EGFR variants.

Tumor Regression in In Vivo Mouse Models Harboring EGFR Activating and Resistance Mutations

We evaluated the activity of our compounds in mouse tumor models to determine whether they have the necessary pharmacologic activity in vivo. To do this, we subcutaneously implanted Ba/F3 cells engineered with EGFR-mutant variants into immunocompromised mice, then administered compounds orally to groups of mice. When osimertinib was included as a comparator, mice were dosed orally using a standard regimen reported in the literature, 25 mg/kg QD. The degree of anti-tumor activity for each TKI was calculated as the percent tumor growth inhibition, or TGI, relative to tumors in control mice, unless tumors regressed relative to the first day of treatment, in which case the percent tumor regression, or TR, was calculated. We did not observe any signs of overt toxicity associated with these treatments.

We used an EGFR DTC triple-mutant model to screen compounds based on the results of an initial study that confirmed that this model was resistant to osimertinib treatment, with only 15% TGI observed. Using this model, we have identified multiple compounds that are orally bioavailable and show strong anti-tumor activity. Figure 18 below shows the strong anti-tumor activity of three of these Compounds, with Compounds A, B and C all inducing between 89% and 97% TGI.

Figure 18. In vivo activity of Compounds A, B and C against EGFR DTC triple mutant.

We next evaluated Compound B in three additional models. As shown in Figure 19 below, Compound B had strong anti-tumor activity in all three models. In a second triple-mutant model expressing an EGFR triple-mutant LTC variant, Compound B induced 61% TR, while osimertinib had only modest anti-tumor activity. In models expressing an EGFR single-mutant L variant or an EGFR double-mutant LT variant, both Compound B and osimertinib demonstrated strong anti-tumor activity.

Compound B, in agreement with our panel of in vitro data, suggests that it is possible to design compounds that are orally bioavailable, selective over wild-type EGFR, and which have activity against single-, double- and triple-mutant EGFR variants.

Figure 19. In vivo activity, including osimertinib as a control, of Compound B against single- (L), double- (LT) and triple- (LTC) mutant EGFR variants.

Evaluation of CNS Activity

Metastasis to the CNS is an important issue in the treatment of NSCLC and other cancers. Drugs that fail to cross the BBB expose patients to the risk of CNS metastatic disease. To assess the potential of our compounds to cross the BBB, we measured the effects on P-glycoprotein, an important efflux protein located on endothelial cells of the blood brain barrier. Several compounds within our series were shown not to be P-glycoprotein substrates, suggesting that they may have the potential to be active in NSCLC patients whose disease has relapsed into the brain. We are assessing the CNS activity of our compounds in animal models.

Clinical Development Plan

We intend to nominate a development candidate from our EGFR inhibitor program in the third quarter of 2022, and thereafter initiate IND-enabling studies. Initial clinical development and registration approach will focus on treatment of EGFR-mutant NSCLC patients who have developed resistance to osimertinib. We expect to file an IND for this program in 2023.

Our Predictive Resistance Assay is Driving Development of Additional Novel Therapeutics

Based on the use of our PRA for multiple TKI families, including our current programs, we believe the novel PRA approach we used to evaluate KIT and EGFR TKI therapies is suitable for the prosecution of diverse kinase targets, as well as targets from other oncogenic protein families. As we apply our PRA more widely, we are guided by the clear principles of our research and discovery approach. We will focus on clinically validated targets with clearly defined patient populations and significant unmet medical needs. We will leverage our core competencies in structure-guided design for novel small molecule development and use our PRA to identify candidates that demonstrate on-target pan-mutant activity against known activation and resistance mutations. We believe our insights into small molecule drug design allow us to design and develop small molecule inhibitors that address on-target mechanisms of resistance to prior generation inhibitors while maintaining selectivity and offering the potential for superior tolerability.

We intend to select one or more targets as our next program(s) by the end of 2022.

Competition

The pharmaceutical and biotechnology industries, particularly the field of oncology, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. We believe that our pipeline, knowledge, experience and scientific resources provide us with differentiated competitive advantages. However, we have competitors both in the United States and internationally, which include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions. For example, several biopharmaceutical companies, including Black Diamond Therapeutics, Inc., Blueprint Medicines Corporation, or Blueprint, Deciphera Pharmaceuticals, Inc., or Deciphera, Kinnate Biopharma Inc., Mirati Therapeutics, Inc., Nuvalent, Inc., Relay Therapeutics, Inc., Revolution Medicines, Inc., Scorpion Therapeutics, Turning Point Therapeutics, Inc. and Tyra Biosciences, Inc., are also developing precision oncology medicines.

The key competitive factors that will affect the success of product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors. We also compete with these organizations to recruit and retain qualified scientific and management personnel. We will also face competition in establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our competitors have developed, are developing, or may develop products, product candidates and processes competitive with ours. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Many of our competitors, either alone or with their collaborators, have significantly greater financial resources, established presences in markets, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals, gaining reimbursement and marketing approved products than we do. Our competitors may succeed in obtaining approval from the FDA or other comparable foreign regulatory authorities or in discovering, developing and commercializing product candidates in our field before we do.

There are several approved therapies for the treatment of conditions for which we are attempting or may attempt to develop product candidates. In addition, we believe that a significant number of product candidates are currently under development, and may become commercially available in the future.

●	With respect to our lead product candidate, THE-630, there are several large pharmaceutical companies and biotechnology companies marketing drugs for the treatment of GIST, including Blueprint, Novartis AG, Pfizer, Inc., Deciphera and Bayer AG. We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST, including AB Sciences S.A., Arog Pharmaceuticals, Inc., Chia Tai Tianqing Pharmaceutical Group CO., LTD, or CTTP, Cogent Biosciences, Inc. or Cogent, including its registrational trial evaluating bezuclastinib in combination with sunitinib in patients with second-line GIST, Exelixis, Inc., Immunicum AB, Jiangsu HengRui, Inc., Ningbo Tai Kang Medical Technology Co. Ltd., Taiho Pharmaceutical Co. Ltd, Xencor, Inc. and Merck KGaA.

●	With respect to our EGFR inhibitor program, we are aware of other pharmaceutical companies with approved drugs for treatment-resistant EGFR-mutant NSCLC, including AstraZeneca plc’s osimertinib, lazertinib, which is marketed by Yuhan Corp. in South Korea, and almonertinib, which is under collaboration between Jiangsu Hansoh Pharmaceutical Group Co., Ltd. and EQRX, Inc., which is approved in China. In addition, our EGFR inhibitor program may face competition from drug candidates in development for EGFR-mutated NSCLC, including those being developed by Alpha Biopharma Inc., Astellas Pharma Inc., Blueprint, Boehringer Ingelheim RCV GmbH & Co KG, Bridge Biotherapeutics, Inc., C4 Therapeutics, Inc., CTTP, Genosco Inc., Genprex, Inc., Janssen Pharmaceuticals, Inc. and Zentalis Pharmaceuticals, Inc.

We also face competition broadly across the oncology market for cost-effective and reimbursable cancer treatments. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While product candidates, if any are approved, may compete with these existing drugs and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, product candidates may not be competitive with them. Additionally, product candidates may need to compete with drugs that physicians use off-label to treat the indications for which we seek approval. Moreover, many companies are developing new oncology therapeutics, and we cannot predict what the standard of care will be as product candidates progress through clinical development.

ARIAD License Agreement

In June 2018, we entered into a license agreement, or the ARIAD License Agreement, with ARIAD, a wholly-owned subsidiary of Takeda, for an exclusive, transferable (subject to certain restrictions), sublicensable (subject to certain conditions), worldwide license, under certain of ARIAD’s patent rights, know-how and compounds and a certain ARIAD chemical library, to develop, use, manufacture, market and commercialize certain compounds, and products that contain such compounds, that are therapeutically useful for the treatment of diseases and disorders in humans, including with respect to C-KIT (as that term is defined in the ARIAD License Agreement), a type of receptor tyrosine kinase and tumor marker (also known as CD117 and stem cell factor receptor). THE-630 is derived from intellectual property licensed to us under the ARIAD License Agreement and is therefore subject to the ARIAD License Agreement.

Pursuant to the terms of the ARIAD License Agreement and related stock purchase agreements, we issued an aggregate of 1,615,427 shares of our Series A Preferred Stock to ARIAD (which converted to shares of our common stock in connection with our initial public offering in October 2021). We are obligated to make tiered royalty payments to ARIAD that are low- to mid-single digits of our future net sales and those of our sublicensees of each product comprising a licensed ARIAD compound in each country, beginning on the first commercial sale of such product in such country and ending on the later of (1) ten years following such first commercial sale and (2) the expiry of all patents that cover the product in such country, or the royalty term. Our royalty payment obligations are subject to reductions in certain circumstances.

During the term of the ARIAD License Agreement, we agreed not to use any intellectual property licensed to us, or any biological materials provided to us, thereunder to develop, use, manufacture, market or commercialize the same with respect to EGFR or any compounds or products that are potentially therapeutically useful for the treatment of diseases and disorders in humans with respect to EGFR (also known as ErbB1, ERbB and HER1). We did not use any intellectual property licensed to us, or any biological materials provided to us, under the ARIAD License Agreement to develop our EGFR inhibitor program.

ARIAD may terminate the ARIAD License Agreement (1) for our uncured material breach of such agreement, (2) if we, or any of our affiliates or sublicensees, commence, and do not stop after receiving notice from ARIAD, any interference or opposition proceeding in relation to, challenges to the validity or enforceability of, or opposition to any extension of or the grant of a supplementary protection certificate with respect to, any ARIAD patent or patent application licensed under the ARIAD License Agreement, or (3) in the event of our bankruptcy.

We have the first right to control the prosecution of, and to bring enforcement actions for infringement by third parties with respect to, the patents licensed to us under the ARIAD License Agreement, with input from ARIAD. If we determine not to prosecute or enforce an ARIAD-licensed patent then ARIAD has the right to do so under certain conditions.

The ARIAD License Agreement terminates, on a product-by-product and country-by-country basis, on expiration of the royalty term for such product for the applicable country. Thereafter, the licenses from ARIAD to us with respect to such product for such country will convert to a fully paid, royalty-free, irrevocable and perpetual license.

Intellectual Property

We seek to protect the intellectual property and proprietary technology that we consider important to our business, including by pursuing patent applications that cover our product candidate and any additional product candidates we may develop, and methods of using the same, as well as any other relevant inventions and improvements that we believe to be commercially important to the development of our business. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications in the United States and in jurisdictions outside of the United States directed to our proprietary technology, inventions, improvements and product candidates (including compositions, methods of use, dosing and formulations) that are important to the development and implementation of our business. We may also pursue patent protection with respect to manufacturing and drug development processes and technologies. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. We also plan to rely on data exclusivity, market exclusivity and patent term extensions when available. Our commercial success depends, in part, on our ability to obtain, maintain, enforce and protect our intellectual property and other proprietary rights for the technology, inventions and improvements we consider important to our business, and to defend any patents we may own or in-license in the future, prevent others from infringing any patents we may own or in-license in the future, preserve the confidentiality of our trade secrets, and operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and proprietary rights of third parties.

As of December 31, 2021, our patent portfolio consisted of two issued patents and 34 pending patent applications that we own or license related to our KIT and EGFR inhibitor programs. In total, as of that date, we owned or licensed two issued U.S. patents, two pending U.S. non-provisional patent applications, four pending U.S. provisional patent applications, one pending PCT patent application and 28 pending foreign patent applications.

More specifically, with respect to our KIT inhibitor program, we own two pending U.S. provisional patent applications and we license two issued U.S. patents, two pending U.S. non-provisional patent applications and 28 pending foreign patent applications, including Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, Mexico, New Zealand, Singapore, South Africa, and South Korea. Any patents that may issue from our pending patent applications are expected to have nominal expiration dates ranging from 2037 to 2042, absent any patent term adjustments or patent term extensions for regulatory delay. The KIT portfolio includes filings covering compositions of matter and methods of using our lead product candidate, THE-630, including one licensed patent with issued claims directed to composition of matter that encompass THE-630.

With respect to our EGFR inhibitor program, we own two pending U.S. provisional patent applications and one pending PCT patent application. Any patents that may issue from our pending patent applications are expected to have nominal expiration dates ranging from 2041 to 2042, absent any patent term adjustments or patent term extensions for regulatory delay.

Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. In addition, in certain instances, the term of an issued U.S. patent that covers or claims an FDA approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called patent term extension. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The term of patents outside of the

United States varies in accordance with the laws of the foreign jurisdiction, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications and those of our licensors and collaborators may not result in patents being issued which protect product candidates or which effectively prevent others from commercializing competitive product candidates. Moreover, obtaining and enforcing patents in the pharmaceutical and biotechnology industries is inherently uncertain, due in part to ongoing changes in the patent laws. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities.

Commercial Strategy

We intend to retain significant development and commercial rights to product candidates and, if marketing approval is obtained, to commercialize product candidates on our own, or potentially with a partner, in the United States and other regions. We currently have no sales, marketing or commercial product distribution capabilities. However, we intend to build a focused sales and marketing organization and the necessary infrastructure and capabilities over time in the United States, and potentially other regions, following further advancement of product candidates. We believe that such an organization will be able to address the community of oncologists who are the key specialists in treating the patient populations for which product candidates and programs are being developed. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with researchers and practitioners in relevant fields of medicine. Clinical data, the size of the addressable patient population, the size of the commercial infrastructure and manufacturing needs may all influence or alter our commercialization plans.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our small molecule product candidate, as well as any other product candidates we may develop through our programs, for preclinical and clinical testing. We also expect to rely on third parties for the manufacture of our product candidate and any other product candidates we may develop through our programs for commercial supply, if any product candidates obtain marketing approval. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our product candidate and any other product candidates we may develop through our programs and, if marketing approval is obtained, our commercial products.

However, as we progress towards commercialization of product candidates, we anticipate expanding the supply chain to include multiple contract manufacturing organizations, or CMOs. We believe this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities and equipment, while also enabling us to focus our expertise and resources on the development of product candidates.

Manufacturing is subject to extensive regulations that impose procedural and documentation requirements. These regulations govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance. Our CMOs are required to comply with these regulations and are assessed through regular monitoring and formal audits. Our third-party manufacturers are required to manufacture any product candidates we develop under current Good Manufacturing Practice, or cGMP, requirements and other applicable laws and regulations.

We generally expect to rely on third parties for the manufacture of companion diagnostics, which are assays or tests that identify an appropriate patient population, if needed for any product candidates that receive marketing approval.

Government Regulation

The U.S. Food and Drug Administration, or the FDA, and other regulatory authorities in and outside the United States, extensively regulate, among other things, the research, development, manufacture, import, export, labeling, packaging, storage, distribution, advertising, and promotion of drugs and biologics. We, along with third parties we work with will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the jurisdictions in which we wish to conduct studies or seek marketing approval of drug product candidates. The process of obtaining regulatory approvals of drugs and biologics and ensuring subsequent compliance with applicable legal requirements presents a variety of risks and requires the expenditure of substantial time and financial resources.

In the United States where we are initially focusing our drug development and commercialization, we believe our product candidates, as small molecule drugs, would be regulated as new drugs rather than biologics. If we fail to comply with applicable FDA or other requirements at any time with respect to product development, clinical testing, approval or any other regulatory requirements relating to product manufacture, handling, safety, advertising, promotion, packaging, labeling, export, import, distribution, or sale, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for proposed or ongoing studies, suspension or revocation of approvals, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

Preclinical Studies and Clinical Trials for Drugs

Before testing any drug in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of product chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulation and requirements, including GLP requirements under 21 C.F.R. Part 58 and animal testing requirements under the Animal Welfare Act Amendments of 1976 (7 U.S.C. 2131 et seq.). The results of the preclinical studies, together with manufacturing information and analytical data, must be submitted to the FDA as part of an IND.

An IND is a submission to the FDA under which a sponsor proposes to administer an investigational product to humans. An IND must become effective before the proposed clinical trials may begin. The IND becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns about the conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks, and imposes a full or partial clinical hold. The FDA must notify the sponsor of the grounds for the hold, and any identified deficiencies must be resolved before the clinical trial can begin. Submission of an IND may result in the FDA not allowing clinical trials to commence or not allowing clinical trials to commence on the terms originally specified in the IND.

The clinical stage of development involves the administration of the product candidate to study subjects under the supervision of qualified investigators, who generally are physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in a clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND.

Furthermore, each clinical trial must be reviewed and approved by an IRB or IEC for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable compared to the anticipated benefits. The IRB or IEC also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. The FDA, the IRB or IEC, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries such as www.ClinicalTrials.gov, a clinical trials database maintained by the National Institutes of Health.

A sponsor who wishes to conduct a clinical trial outside of the United States is subject to the requirements of the applicable jurisdiction and may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the FDA may nevertheless accept the results of the study in support of an NDA if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials to evaluate therapeutic indications to support NDAs for marketing approval are typically conducted in three sequential phases, which may overlap.

●	Phase 1—Phase 1 clinical trials involve initial introduction of the investigational product in a limited population of healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, evaluate the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

●	Phase 2—Phase 2 clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the drug’s potential efficacy, to determine the optimal dosages and dosing schedule, and to identify possible adverse side effects and safety risks.

●	Phase 3—Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy, and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended, with the other available evidence, to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labeling. Generally, two adequate and well-controlled phase 3 trials are required by the FDA for approval of an NDA. Under certain circumstances, the FDA can conclude that one adequate and well-controlled clinical investigation plus confirmatory evidence is sufficient to establish effectiveness.

Post-approval trials, sometimes referred to as phase 4 clinical trials or post-marketing studies, may be conducted after initial marketing approval. These trials are used to gain additional evidence from the treatment of study subjects in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting, or in some cases to confirm clinical benefit. In certain instances, the FDA may mandate the performance of phase 4 clinical trials as a condition of NDA approval.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and the investigators fifteen days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human volunteers, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing the drug product in commercial quantities in accordance with cGMP requirements. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Expanded Access

Expanded access, sometimes called “compassionate use,” is the use of investigational drug products outside of controlled clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. FDA regulations allow access to investigational products under an IND by the sponsor or the treating physician for treatment purposes on a case-by-case basis.

In addition, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides an additional mechanism for patients with a life-threatening condition who have exhausted approved treatments and are unable to participate in clinical trials to access certain investigational products that have completed a phase 1 clinical trial, are the subject of an active IND, and are undergoing investigation in a clinical trial that is intended to form the primary basis of a claim of effectiveness in support of FDA approval. There is no obligation for a sponsor to make its investigational products available to eligible patients under the Right to Try Act.

U.S. Marketing Approval for Drugs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA package requesting approval to market the drug product for one or more indications. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt, and such decision could include a “refuse-to-file” decision by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA reviews an NDA to determine, among other things, whether the product is safe and effective for the indications sought and whether the facility in which it is manufactured, processed, packaged or held meets standards designed, including cGMP requirements, designed to assure and preserve the product’s continued identity, strength, quality and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act, as amended, or PDUFA, the FDA targets ten months, from the filing date, in which to complete its initial review of a new molecular entity NDA and respond to the applicant, and six months from the filing date of a new molecular entity NDA for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs, and the review process is often extended by FDA requests for additional information or clarification.

Further, under PDUFA, each NDA must be accompanied by a substantial user fee. For fiscal year 2022, the application fee for each application containing clinical data is $3,117,218. PDUFA also imposes an annual program fee for each approved prescription drug, which has been set at $369,413 for fiscal year 2022. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on applications for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates and provides advice and recommendations to FDA as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. Additionally, before approving an NDA, the FDA may inspect one or more select clinical trial sites involved in conducting pivotal studies to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA. After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. In issuing the Complete Response Letter, the FDA may require additional clinical or preclinical testing or recommend other actions, such as requests for additional information or clarification, that the applicant might take in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If FDA issues an approval letter, the approval authorizes commercial marketing of the product with specific prescribing information for specific indication(s).

Even if the FDA approves a product, it may limit the approved indications for use, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies be conducted to further assess a product’s safety and efficacy, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a Risk Evaluation and Mitigation Strategy, or REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is a disease or condition with either a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States when there is no reasonable expectation that the cost of developing and making the product available in the United States for the disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting a marketing application. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, though companies developing orphan products are eligible for certain incentives, including tax credits for qualified clinical testing and waiver of application fees.

If a product that has orphan designation subsequently receives the first FDA approval for the use for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity from the date of FDA approval during which the FDA may not approve any other applications to market the “same drug” for the same use, except in limited circumstances, such as a subsequent product’s showing of “clinical superiority” over the product with orphan exclusivity or where the original applicant cannot produce sufficient quantities of product. The FDA defines “same drug” with respect to small molecule drugs as a drug that contains the same active moiety as a previously approved drug and is intended for the same use as the previously approved drug. Competitors, however, may receive approval of different therapeutic agents for the indication for which the orphan product has exclusivity or obtain approval for the same therapeutic agent for a different indication than that for which the orphan product has exclusivity. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity. Further, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if the manufacturer chooses to provide consent to approval of other applications. In February 2022, we received orphan drug designation from the FDA for THE-630 for the treatment of gastrointestinal stromal tumors.

Expedited Development and Review Programs for Drugs

The FDA maintains several programs intended to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval, and the purpose of these programs is to either expedite the development or review of important new drugs and biologics to get them to patients more quickly than standard FDA review timelines typically permit. We intend to apply for these programs for product candidates, as applicable.

A new drug is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast Track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. Rolling review means that the FDA may review portions of the marketing application before the sponsor submits the complete application.

In addition, a new drug may be eligible for Breakthrough Therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, alone or in combination with one or more other drugs, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation, in addition to intensive guidance on an efficient product development program beginning as early as phase 1 and FDA organizational commitment to expedited development.

Any drug product submitted to the FDA for approval, including a product with Fast Track or Breakthrough Therapy designation, may also be eligible for additional FDA programs intended to expedite the review and approval process, including Priority Review and Accelerated Approval. A drug product is eligible for Priority Review, once an NDA is submitted, if the product that is the subject of the marketing application has the potential to provide a significant improvement in safety or effectiveness in the treatment, diagnosis or prevention of a serious disease or condition. Under Priority Review, the FDA’s goal date to take action on the marketing application is six months compared to ten months for a standard review, running from the date of FDA’s acceptance of the application for review in the case of a new molecular entity and otherwise running from the date of submission of the application to FDA.

The FDA may grant Accelerated Approval to a drug product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant Accelerated Approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

The Accelerated Approval pathway is contingent on a requirement that the sponsor conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to initiate expedited proceedings to withdraw approval of the product. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA. In addition, the FDA requires, as a condition for Accelerated Approval, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period. After the 120-day period has passed, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

Even if a drug product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval do not change the scientific or medical standards for approval or the quality of evidence necessary to support approval, though they may expedite the development or review process.

Pediatric Study Plan and Pediatric Exclusivity

Under the Pediatric Research Equity Act, as amended, or the PREA, certain NDAs and certain NDA supplements must contain data that can be used to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. For a cancer drug directed at a molecular target, the pediatric testing requirement extends to pediatric cancers involving the molecular target even if different than the claimed adult cancer in the NDA. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. Unless otherwise required by regulation, the PREA does not apply to a drug for an indication for which orphan designation has been granted, except that the PREA will apply to an original NDA for a new active ingredient that is orphan-designated if the drug is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.

A drug can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

U.S. Post-Approval Requirements for Drugs

Drugs approved by FDA are subject to continuing regulation by the FDA, including, among other things, requirements relating to manufacturing establishment registration and product listing, recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences with the product, field alerts regarding issues with distributed drug products, and promotion and advertising compliance, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”). Further, if there are any modifications to the drug, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the development of additional data or preclinical studies and clinical trials.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, imposition of distribution or other restrictions under a REMS, or FDA withdrawal of product approval.

United States Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of our future product candidates, some of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments.

Upon any approval of an NDA we receive, we may also be eligible to receive certain periods of regulatory exclusivity. For example, the FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA, or a 505(b)(2) NDA, submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

Regulation of Companion Diagnostics

Companion diagnostics provide information that is essential for the safe and effective use of a corresponding therapeutic product. Companion diagnostics are regulated as medical devices by the FDA. In the United States, the FDCA, and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption or FDA exercise of enforcement discretion applies, diagnostic tests generally require marketing clearance or approval from the FDA prior to commercialization. The two primary types of FDA marketing authorization applicable to a medical device are clearance of a premarket notification under section 510(k) of the FDCA, or 510(k), and approval of a premarket approval application, or PMA.

To obtain 510(k) clearance for a medical device, or for certain modifications to devices that have received 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a legally marketed predicate device, which is typically a previously 510(k)-cleared device. A proposed device is substantially equivalent to a predicate device if the subject device (1) has the same intended use as the predicate device and (2) either (a) has the same technological characteristics as the predicate device or (b) has different technological characteristics but does not raise different questions of safety and effectiveness than the predicate device and the submitted information demonstrates that the subject device is as safe and effective as the predicate device. If the FDA determines that the subject device is substantially equivalent to the predicate device, the subject device may be cleared for marketing. The 510(k) premarket notification pathway generally takes from three to twelve months from the date the application is completed, but can take longer.

A PMA must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the quality system regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. FDA has committed to performance goals of reviewing original PMAs that are not referred to an Advisory Committee within 180 days and reviewing PMAs referred to an Advisory Committee within 320 days (excluding days when a request for additional information is pending with the applicant), although the process typically takes longer, and may require several years to complete. Once granted, PMA approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained or the device is determined to be unsafe or ineffective following initial marketing.

On August 6, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance document, for novel therapeutic products that depend on the use of a diagnostic test and where the diagnostic device could be essential for the safe and effective use of the corresponding therapeutic product, the companion diagnostic device should be developed and approved or cleared contemporaneously with the therapeutic, although the FDA recognizes that there may be cases when contemporaneous development may not be possible. However, in cases where a drug cannot be used safely or effectively without the companion diagnostic, the FDA’s guidance indicates it will generally not approve the drug without the approval or clearance of the diagnostic device. The FDA also issued a draft guidance in July 2016 setting forth the principles for co-development of an in vitro companion diagnostic device with a therapeutic product. The draft guidance describes principles to guide the development and contemporaneous marketing authorization for the therapeutic product and its corresponding in vitro companion diagnostic.

Once cleared or approved, the companion diagnostic device must adhere to post-marketing requirements including the requirements of the FDA’s QSR, establishment registration and device listing, adverse event and device malfunction reporting, reporting of recalls and corrections, along with product marketing requirements and limitations. Like drug makers, companion diagnostic makers are subject to unannounced FDA inspections at any time during which the FDA will conduct an audit of the product(s) and the company’s facilities for compliance with its authorities.

Other Regulatory Matters

Manufacturing, sales, promotion and other activities of products following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, which may include the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, or HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

Healthcare Laws

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers, and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include federal and state anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including those described below. Comparable laws exist in other jurisdictions.

Insurance Coverage and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing healthcare services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government healthcare programs such as Medicare and Medicaid, private health insurers, managed care organizations and other third-party payors, provide coverage, and establish adequate reimbursement levels for, the product. In the United States, principal decisions about Medicare reimbursement for new products are typically made by CMS and regional contractors responsible for administering the Medicare program. CMS and these contractors decide whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree.

Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is (1) a covered benefit under its health plan; (2) safe, effective and medically necessary; (3) appropriate for the specific patient; (4) cost-effective; and (5) neither experimental nor investigational. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. No uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage and reimbursement levels for products can differ significantly from payor to payor.

Third-party payors are increasingly challenging the prices charged, examining the medical necessity, reviewing the cost-effectiveness of medical products and services, and imposing controls to manage costs. In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmaco-economic studies in order to demonstrate the cost effectiveness of the product, which will require additional expenditure above and beyond the costs required to obtain FDA or other comparable regulatory approvals. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Moreover, the containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls or price increase penalties, restrictions on reimbursement and requirements for substitution of generic products.

In addition, coverage and reimbursement for companion diagnostic tests is separate and apart from the coverage and reimbursement for their companion pharmaceutical products. Challenges to obtaining coverage and reimbursement similar to those applicable to pharmaceutical products will apply to companion diagnostics.

Compliance with Other Federal and State Laws or Requirements; Changing Legal Requirements

If any products that we may develop are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, labeling, packaging, distribution, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws, among other requirements to which we may be subject. The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive recordkeeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products, and state licensure.

European Union Drug Development

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the Clinical Trials Directive, before a clinical trial can be initiated, it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority (NCA), and one or more Ethics Committees (ECs). Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. The Clinical Trials Regulation EU No 536/2014 entered into application on January 31, 2022 and is directly applicable, thus the rules governing clinical trials are further harmonized. The Clinical Trials Regulation provides for a transition period during which the Clinical Trials Directive continues to apply to certain trials. However, all trials conducted under the Clinical Trial Directive must be transitioned to conduct under the Clinical Trials Regulation by January 31, 2025, if still ongoing at that point.

European Union Drug Review and Approval

In the European Economic Area (EEA), which is comprised of the 27 Member States of the European Union and three European Free Trade Association States (Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization (MA). There are two types of marketing authorizations, a centralized MA and a national MA.

●	The centralized MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP), of the EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

●	National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (RMS). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics (SmPC), and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States or CMS) for their approval. If the CMS raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the CMS).

Under the above described procedures, before granting the MA, EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. Similar to the U.S. patent term-restoration, Supplementary Protection Certificates (SPCs) serve as an extension to a patent right in Europe for up to five years. SPCs apply to specific pharmaceutical products to offset the loss of patent protection due to the lengthy testing and clinical trials these products require prior to obtaining regulatory marketing approval. Alongside patent protection, there are a number of regulatory incentives offered (including SPC extensions, regulatory data protection and orphan market exclusivity, amongst others).

Outside the United States, ensuring coverage and adequate payment for a product also involves challenges. Pricing of prescription pharmaceuticals is subject to government control in many countries. Pricing negotiations with government authorities can extend well beyond the receipt of regulatory approval for a product and may require a clinical trial that compares the cost-effectiveness of a product to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization.

Government Regulation of Data Collection outside of the United States

In the event we conduct clinical trials in the European Union, we will be subject to additional privacy restrictions. The collection and use of personal health data in the EEA is governed by the General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The GDPR applies to the processing of personal data by any company established in the EEA and to companies established outside the EEA to the extent they process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, enhanced requirements for securing personal data, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA member states, which may deviate slightly from the GDPR, may result in fines of up to 4% of a company’s global turnover for the preceding financial year, or €20 million, whichever is greater. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR will require significant time, resources and expense, and we may be required to put in place additional controls and processes ensuring compliance with the new data protection rules. There has been increasing enforcement of the GDPR since it took effect in 2018, but less so in biopharmaceutical development, so we face uncertainty as to the exact interpretation of the new requirements on any future trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law. Further, the United Kingdom’s decision to leave the European Union, means that it has in force its own legislation which is aligned with the GDPR, including the Data Protection Act 2018 and provisions of the GDPR incorporated into UK domestic law, or UK GDPR. The requirements are similar except that the United Kingdom is now regarded as a “third country” for the purposes of transfers of personal data from the EEA. Transfers continue to flow freely from the UK to the EEA following an adequacy decision from the European Commission adopted on June 28, 2021 and valid for four years.

Data protection authority activity differs across the EU, with certain authorities applying their own agenda which shows there is uncertainty in the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EU, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance are onerous and may adversely affect our business, financial condition, results of operations and prospects.

Should we utilize third-party distributors, compliance with such foreign governmental regulations would generally be the responsibility of such distributors, who may be independent contractors over whom we have limited control

Employees and Human Capital

As of February 28, 2022 we had 26 full-time employees, of which 13 have M.D., D.Phil or Ph.D. degrees. Of our full-time employees, 15 were engaged in research and development activities and 11 were engaged in business development, finance and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, motivating and integrating our existing and future employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through grants of stock-based compensation awards and payments of cash-based performance bonus awards, in order to increase stockholder value and the success of our company by motivating our employees to perform to the best of their abilities and achieve our objectives.

Corporate Information

We were initially formed on December 29, 2017 as Theseus Pharmaceuticals, Inc., a Delaware corporation. Our principal executive offices are located at 245 Main Street, Cambridge, Massachusetts 02142, and our telephone number is (857) 400-9491. Our website address is https://theseusrx.com/. The information contained on, or that can be accessed through, our website is not a part of this Annual Report. We have included our website address as an inactive textual reference only.

ITEM 1A. Risk Factors

You should consider carefully the risks described below, together with the other information contained in this Annual Report, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and our stockholders may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Special Note Regarding Forward-Looking Statements.”

RISK FACTORS

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

Our limited operating history may make it difficult to evaluate our current business and likelihood of success and viability.

Since our inception in December 2017, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development activities. All of our programs are still in the early stage of development, including our lead candidate, THE-630, which recently commenced its first clinical trial, and their successful development is a highly uncertain undertaking that involves a substantial degree of risk. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture the clinical or commercial supply of drug product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for investors to accurately predict our likelihood of success and viability than if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by biopharmaceutical companies in early clinical stages and operating in rapidly evolving fields. We also expect that, in the future, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. If we do not adequately address these risks and difficulties or successfully make such a transition, we may not be able to develop product candidates, raise capital, expand our business, or continue our operations.

We have incurred significant net losses in each period since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses since our inception. Our net loss was $27.3 million and $12.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $61.6 million. We are still in the very early stages of development of our product candidates and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as our development programs advance. Our net losses we incur may fluctuate significantly from quarter to quarter and year to year.

Even if we obtain regulatory approval of and are successful in commercializing one or more of any product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover and develop additional potential products. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We have never generated revenue from product sales and may never achieve or maintain profitability.

We have no products approved for commercial sale. Our product candidates are in the early stage of development and we expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in developing, obtaining the necessary regulatory approvals for and eventually commercializing a product or products that generate significant revenue.

Our ability to generate revenue and achieve profitability depends significantly on our ability to be effective in a range of challenging activities, including:

●	successfully and timely completing our ongoing and planned preclinical and clinical development of any product candidates from our pan-KIT and our epidermal growth factor receptor, or EGFR, inhibitor programs and any other future programs;

●	obtaining regulatory approval for any product candidates we may develop;

●	manufacturing, marketing and selling any products for which we may obtain regulatory approval;

●	achieving market acceptance of any product candidates we may develop for which we obtain regulatory approval as a viable treatment option; and

●	satisfying any post-marketing requirements.

See also “―Risks Related to the Discovery, Research and Development of Product Candidates.”

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

We will need to obtain substantial additional funding. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our product development programs or other operations.

The development of product candidates, including conducting preclinical studies and clinical trials, is a very time-consuming, capital intensive and uncertain process that takes years to complete. We expect our expenses to increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of and initiate preclinical studies and clinical trials of product candidates. We will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities. In addition, if we obtain marketing approval for product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution.

As of December 31, 2021, we had $244.7 million in cash and cash equivalents, including the net proceeds from our initial public offering completed in October 2021. Based on our current operating plan, we believe that our cash and cash equivalents will be sufficient to fund our operations and capital expenses into the second half of 2024. This estimate is based on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect, particularly given that the design and outcome of our ongoing and anticipated preclinical studies and clinical trials are highly uncertain.

Our existing cash and cash equivalents will not be sufficient to fund our product candidate through regulatory approval, and we anticipate needing to raise additional capital to complete the development of and commercialize our product candidate and development programs. Our future capital requirements will depend on many factors, including:

●	the scope, progress, success and costs of our drug discovery, preclinical development activities, laboratory testing and clinical trials for product candidates;

●	the number and scope of clinical programs we decide to pursue;

●	the scope and costs of manufacturing development and commercial manufacturing activities for product candidates, if approved;

●	the extent to which we acquire or in-license other product candidates and technologies;

●	the timing and amount of any payments required to be made under the agreements governing acquired or in-licensed product candidates or technologies;

●	the cost, timing and outcome of regulatory review of product candidates;

●	the cost and timing of establishing sales and marketing capabilities, if any product candidate receives marketing approval;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	the impact of the COVID-19 pandemic or other external disruptions on our business, results of operations and financial position;

●	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of product candidates;

●	the costs associated with being a public company; and

●	the cost associated with commercializing product candidates, if they receive marketing approval.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to obtain further funding through a combination of equity financings, debt financings, collaborations, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds, and adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholders’ ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing or preferred equity financings may result in imposition of covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to product candidates or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of product candidates.

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

Although we recently initiated a phase 1/2 dose escalation and expansion clinical trial of our only product candidate, THE-630, all of our programs are still in the early stage of development. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more product candidates from our pan-KIT or EGFR inhibitor programs, which may never occur.

The success of our pan-KIT and EGFR inhibitor programs will depend on several factors, including the following:

●	successful and timely completion of preclinical studies;

●	timely submission and clearance of INDs for our anticipated clinical trials;

●	successful and timely initiation, enrollment and completion of clinical trials;

●	maintaining and establishing relationships with contract research organizations, or CROs, and clinical trial sites for the clinical development of product candidates both in the United States and internationally;

●	the frequency and severity of adverse events in clinical trials;

●	demonstrating efficacy, safety and tolerability profiles that are satisfactory to the FDA or any comparable foreign regulatory authorities for marketing approval;

●	the timely receipt of marketing approvals from FDA and any comparable foreign regulatory authorities;

●	the timely identification, development and approval of companion diagnostic tests, if required;

●	the extent of any required post-marketing studies or other post-approval commitments to applicable regulatory authorities;

●	the establishment and maintenance of supply arrangements with third-party drug product suppliers and manufacturers for clinical development and, if approved, commercialization of product candidates;

●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, and the protection of our other intellectual property rights, both in the United States and internationally;

●	the availability of an approved product for evaluation as a combination therapy;

●	successful commercialization following the receipt of any marketing approval;

●	a continued acceptable safety profile following any marketing approval;

●	acceptance of our products, if approved, by patients, the medical community and third-party payors;

●	addressing any potential delays resulting from factors related to the COVID-19 pandemic; and

●	our ability to compete with other therapies, including our ability to differentiate any product for which we receive marketing approval against other approved products within the same class of drugs.

We do not have complete control over many of these factors. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize any product candidates from our development programs, which would materially harm our business. If we do not receive marketing approvals for such product candidates, we may not be able to continue our operations.  If we are unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We may not be able to submit INDs for our EGFR inhibitor and other programs to commence clinical trials on the timelines we expect, and even if we are able to submit an IND, the FDA may not permit us to initiate clinical trials.

Before we can initiate clinical trials in the United States for product candidates, we must submit the results of preclinical testing to the FDA along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol as part of an IND submission. We intend to nominate a development candidate from our EGFR inhibitor program in the third quarter of 2022, and thereafter initiate IND-enabling studies. However, we may not be able to submit such IND, or any INDs we may submit for any of our other programs, on the timelines we expect, or at all.

We cannot be sure that submitting an IND will result in the FDA allowing clinical trials to begin or of the timelines to begin any such trials, or that, once begun, issues will not arise that will require us to suspend or terminate clinical trials. Any failure to submit INDs on the timelines we, our stockholders or securities analysts expect or to obtain regulatory approvals for our anticipated clinical trials may prevent us from initiating or completing our clinical trials or commercializing product candidates on a timely basis, if at all. Even if completed, any delays in commencing or completing our clinical trials will increase our costs, extend the time it takes to complete clinical development and jeopardize the commercial prospects of product candidates and our ability to commence product sales and generate revenue, if at all. Further, if we are unable to achieve our goals within the timeframes we announce, the price of our common stock could decline, and our stockholders may lose some or all of their investment.

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

We may not be successful in our efforts to identify, discover or develop potential product candidates.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates from our research programs, in addition to our pan-KIT and EGFR inhibitor programs. Research programs to identify new product candidates require substantial technical, financial and human resources.

Our approach to the discovery and design of small molecule tyrosine kinase inhibitor, or TKIs, relies on our PRA, a novel screening and characterization approach that incorporates two critical human serum proteins that can affect drug activity. Our PRA has not been clinically validated. While the results of preclinical studies have suggested that certain of our TKIs may have the ability to inhibit all major classes of activating and resistance mutations, we have not yet succeeded and may not succeed in demonstrating efficacy and safety of THE-630 or any of our development programs in clinical trials or in obtaining marketing approval thereafter. If our approach to the discovery and design of product candidates does not lead to the development of product candidates that prove to be effective and safe for the targeted indication, this would adversely impact our business strategy and our financial position and share price and could potentially cause us to cease operations.

Even if identified, a development candidate can unexpectedly fail at any stage of development. The historical failure rate for development candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The success of other development candidates we may develop will depend on many factors, including those described elsewhere in this section.

Our ongoing and anticipated preclinical studies and clinical trials may fail at any time, and because our only product candidate and our pan-KIT and EGFR inhibitor programs are in a very early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products.

Before obtaining marketing approval from the FDA or other comparable foreign regulatory authorities for the sale of product candidates, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that such product candidates are both safe and effective for use in each target indication. Preclinical and clinical testing is expensive, difficult to design and implement and can take many years to complete, and its ultimate outcome is uncertain. Failure can occur at any time during the development processes, and, because our only product candidate, THE-630, and our pan-KIT and EGFR inhibitor programs are in a very early stage of development, there is a high risk of failure and we may never succeed in developing products that receive marketing approval.

The commencement and completion of clinical trials, such as our phase 1/2 dose escalation and expansion clinical trial for THE-630 that we initiated in the first quarter of 2022, can be delayed for a number of reasons, including delays related to:

●	failure of product candidates in preclinical studies or clinical trials to demonstrate safety and efficacy;

●	delays with IND-enabling studies or in analyzing the data collected from any completed clinical trials;

●	negative or inconclusive clinical trial results that may require us to conduct additional clinical trials or abandon certain research and/or drug development programs;

●	the number of study subjects required for clinical trials being larger than anticipated, enrollment in these clinical trials being slower than anticipated or participants dropping out of these clinical trials at a higher rate than anticipated, including as a result of actions taken by governments and individuals in response to the COVID-19 pandemic;

●	subjects choosing an alternative treatment or other product candidates, or participating in competing clinical trials;

●	lack of adequate funding to continue the clinical trial;

●	subjects experiencing severe or unexpected drug-related adverse effects;

●	any interruptions or delays in the supply of product candidates or other materials necessary to conduct preclinical or clinical trials of our product candidates, including due to supply chain interruptions caused by global political tensions or the COVID-19 pandemic;

●	a facility manufacturing product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practice, or cGMP, regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

●	any changes to the manufacturing process of product candidates that may be necessary or desired;

●	any failure or delay in reaching an agreement with CROs and clinical trial sites;

●	clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or GCP, or regulatory requirements or other third parties not performing data collection or analysis in a timely or accurate manner;

●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other comparable foreign regulatory authorities for violations of applicable regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications;

●	the effects of the ongoing COVID-19 global pandemic;

●	one or more institutional review boards, or IRB, refusing to approve, suspending or terminating the trial at a clinical trial site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; or

●	changes in regulatory requirements and policies, which may require us to amend clinical trial protocols to comply with these changes and resubmit our clinical trial protocols to IRBs for reexamination.

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

The outcome of preclinical testing and early clinical trials may not be predictive of the success of subsequent clinical trials.

Although we recently initiated a phase 1/2 dose escalation and expansion clinical trial of our only product candidate, THE-630, all of our programs are still in the early stage of development. The results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our future clinical trials may not ultimately be successful or support further clinical development of any product candidates we may develop. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.

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

Additionally, even if the FDA or a comparable foreign regulatory authority agrees with the design and implementation of the clinical trials set forth in an IND, such as our IND for THE-630, or comparable foreign regulatory submission, there is no guarantee such regulatory authority will not change its requirements in the future. The FDA and comparable foreign regulatory authorities have substantial discretion in the product approval process and in determining when or whether to approve product candidates. For example, as more product candidates within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change. Moreover, data obtained from clinical trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do. Regulators may require us to conduct additional clinical trials or preclinical studies due to negative or inconclusive results. Any changes in requirements for the approval of product candidates made by these regulatory authorities may occur even after they have reviewed and provided comments or advice on a protocol for a planned clinical trial, including a registrational trial, and irrespective of whether product candidates achieve their primary endpoints in such trials.

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

Because we have limited financial, managerial and research and development resources, we must prioritize our research programs and will need to focus product candidates on the potential treatment of certain indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may also relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

We face substantial competition which may result in others discovering, developing or commercializing products before or more successfully than we do.

The pharmaceutical and biotechnology industries, particularly the field of oncology, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions. For example, several biopharmaceutical companies, including Black Diamond Therapeutics, Inc., Blueprint, Deciphera Pharmaceuticals, Inc., or Deciphera, Kinnate Biopharma Inc., Mirati Therapeutics, Inc., Nuvalent, Inc., Relay Therapeutics, Inc., Revolution Medicines, Inc., Scorpion Therapeutics, Turning Point Therapeutics, Inc. and Tyra Biosciences, Inc., are also developing precision oncology medicines.

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

For example, with respect to our lead product candidate, THE-630, there are several large pharmaceutical companies and biotechnology companies marketing drugs for the treatment of GIST, including Blueprint, Novartis AG, Pfizer, Inc., Deciphera and Bayer AG. We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST, including AB Sciences S.A., Arog Pharmaceuticals, Inc., CTTP, Cogent Biosciences, Inc., Exelixis, Inc., Immunicum AB, Jiangsu HengRui, Inc., Ningbo Tai Kang Medical Technology Co. Ltd., Taiho Pharmaceutical Co. Ltd, Xencor, Inc. and Merck KGaA. In particular, Cogent has disclosed its registrational trial evaluating bezuclastinib in combination with sunitinib, which is being conducted in patients with second-line GIST. If successful, this combination may compete with THE-630 to the extent we are able to advance it into earlier lines of treatment for patients with GIST.

Additionally, with respect to our EGFR inhibitor program, we are aware of other pharmaceutical companies with approved drugs for treatment-resistant EGFR-mutant NSCLC, including AstraZeneca plc’s osimertinib, lazertinib, which is marketed by Yuhan Corp. in South Korea, and almonertinib, which is under collaboration between Jiangsu Hansoh Pharmaceutical Group Co., Ltd. and EQRX, Inc., which is approved in China. In addition, our EGFR inhibitor program may face competition from drug candidates in development for EGFR-mutated NSCLC, including those being developed by Alpha Biopharma Inc., Astellas Pharma Inc., Blueprint,

Boehringer Ingelheim RCV GmbH & Co KG, Bridge Biotherapeutics, Inc., C4 Therapeutics, Inc., CTTP, Genosco Inc., Genprex, Inc., Janssen Pharmaceuticals, Inc. and Zentalis Pharmaceuticals, Inc.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than our product candidates or that would render any product candidates that we may develop obsolete or non-competitive. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do.

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

While we have not yet completed clinical trials for our only product candidate, it is likely that there will be side effects associated with its use and the use of any additional product candidates that we may develop, as is typically the case with oncology drugs. Results of our studies or trials could reveal a high and unacceptable severity and prevalence of these or other side effects or adverse events. In addition, product candidates may be studied in combination with other therapies, which may exacerbate adverse events associated with the therapy. Patients treated with product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients enrolled in our clinical trials will die or experience major clinical events either during the course of or after participating in such trials for non-treatment related reasons. Moreover, product candidates may be used in populations for which safety concerns may be particularly scrutinized by regulatory agencies.

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

Identifying and qualifying study subjects to participate in clinical trials of product candidates is critical to our success. The timing of initiation and completion of our clinical trials depends in part on the speed at which we can recruit study subjects to participate in testing product candidates. We may not be able to initiate or continue clinical trials for product candidates, such as our phase 1/2 dose escalation and expansion clinical trial for THE-630, if we are unable to locate and enroll a sufficient number of eligible study subjects to participate in these clinical trials to their conclusion as required by the FDA or other comparable foreign regulatory authorities. In addition, if others develop products for the treatment of similar diseases, we would potentially compete with them for the enrollment in rare patient populations, which may adversely impact the rate of patient enrollment in and the timely completion of our current and planned clinical trials. Any negative results or perceived negative results in clinical trials of our product candidates may make it difficult or impossible to recruit or retain patients in other clinical trials of the same product candidate. Insufficient patient enrollment may be a function of other factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the timing and magnitude of disease symptom presentation, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Our inability to identify and enroll a sufficient number of eligible patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials or development program. The ongoing COVID-19 pandemic has and is expected to continue to have an impact on our ability to enroll and retain patients in our clinical trials. Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates.

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

We may seek regulatory approval of product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements and reimbursement regimes in foreign countries, such as the lack of pathways for accelerated drug approval, may result in foreign regulatory approvals taking longer and being more costly than obtaining approval in the United States;

●	foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or our interpretation of data from nonclinical studies or clinical trials;

●	approval policies or regulations of foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;

●	impact of the COVID-19 pandemic on our ability to produce product candidates and conduct clinical trials in foreign countries;

●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with legal requirements applicable to privacy, data protection, information security and other matters;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

●	difficulties staffing and managing foreign operations;

●	complexities associated with managing multiple payor reimbursement regimes and government payors in foreign countries;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	potential liability under the Foreign Corrupt Practices Act or comparable foreign regulations;

●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from regional or larger scale conflicts or geo-political actions, including war or other military conflicts, and terrorism, trade policies, sanctions, treaties and tariffs.

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

We have not submitted for, or obtained, regulatory approval for any drug product candidate, and it is possible that no product candidates will ever obtain regulatory approval.

Drug product candidates are and will continue to be subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many foreign jurisdictions before a new drug can be approved for marketing. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays.

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

There are also numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization. The foreign regulatory approval process varies among countries, and generally includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval.

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

We may also evaluate our current or future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or other comparable foreign regulatory authorities. We will not be able to market any product candidate in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA or other comparable foreign regulatory authorities do not approve or withdraw their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with the therapies we choose to evaluate in combination with any of our current or future product candidates, we may be unable to obtain approval of or successfully market any one or all of the current or future product candidates we develop. Additionally, if the third-party providers of therapies or therapies in development used in combination with our current or future product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of our current or future product candidates, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, operations and growth prospects.

The FDA and other comparable foreign regulatory authorities may not accept data from trials conducted in locations outside of their jurisdiction.

We anticipate we will conduct clinical trials of our product candidate and any additional product candidates that we may develop both in and outside the United States. The acceptance of study data by the FDA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from United States clinical trials are intended to serve as the basis for marketing approval in the foreign countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that the FDA or foreign regulatory authority would accept data from trials conducted outside of its applicable jurisdiction. If the FDA or other comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

Obtaining and maintaining regulatory approval of product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the clinical trials, manufacturing, marketing and promotion and reimbursement of the product candidate in those jurisdictions. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to governmental approval.

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

Any regulatory approvals that we may receive for product candidates will require the submission of reports to regulatory authorities and on-going surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements and regulatory inspection. In addition, if the FDA or other comparable foreign regulatory authorities approve product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, as well as on-going compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. In addition, our contract manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other comparable foreign regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

Later discovery of previously unknown problems with any approved products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with FDA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

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

The FDA and any other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of product candidates or impose additional requirements post-approval. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. Compliance with these post-marketing requirements may result in significant costs. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. The occurrence of any event or penalty described above may inhibit our ability to commercialize product candidates, if approved, and generate revenue.

The FDA and other comparable foreign regulatory agencies actively enforce the laws and regulations governing advertising and promotion, including those prohibiting the promotion of off-label uses.

The FDA and other comparable foreign regulatory agencies strictly regulate the promotion and advertisement of prescription drug products, such as our products, if approved. In particular, a product may not be promoted in the United States for uses that are not approved by the FDA as reflected in the product’s approved labeling, or in other jurisdictions for uses that differ from the labeling or uses approved by the applicable regulatory agencies. While physicians may prescribe products for off-label uses, the FDA and any other regulatory agencies actively enforce laws and regulations that prohibit the promotion of off-label uses by manufacturers, including promotional communications made by companies’ sales force with respect to off-label uses that are not consistent with the approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The U.S. federal government and state governments have also required that drug manufacturers enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

If we are required by the FDA or other comparable foreign regulatory authority to obtain approval of a companion diagnostic test in connection with approval of any product candidates or a group of therapeutic products, and we do not obtain or we face delays in developing and obtaining approval of a diagnostic test, we may not be able to commercialize the product candidate and our ability to generate revenue would be materially impaired.

If we are required by the FDA or other comparable foreign regulatory authority to obtain approval of a companion diagnostic test in connection with approval of any product candidates, such companion diagnostic test would be used during our more advanced phase clinical trials as well as in connection with the commercialization of product candidates. Companion diagnostics are regulated as medical devices by FDA and, unless an exemption applies, require premarket clearance or approval by FDA. The two primary types of FDA marketing authorization applicable to a medical device are clearance of a premarket notification under section 510(k) of the FDCA, or 510(k), and approval of a premarket approval application, or PMA. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared at the same time the product candidate is approved. To date, the FDA has required PMA approval of all companion diagnostic tests for cancer therapies. Various foreign regulatory authorities also regulate in vitro companion diagnostics as medical devices and, under those regulatory frameworks, will likely require the conduct of clinical trials or performance studies to demonstrate the safety and effectiveness of our current diagnostics and any future diagnostics we may develop, which we expect will require separate regulatory clearance or approval prior to commercialization.

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

Where appropriate, we plan to seek approval from the FDA or other comparable foreign regulatory authorities through the use of an accelerated approval pathway. If we are unable to obtain agreement from the FDA or other comparable foreign regulatory authorities to pursue accelerated approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA or other comparable foreign regulatory authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA or such other comparable foreign regulatory authorities may seek to withdraw accelerated approval.

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for one or more product candidates from the FDA or other comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations and guidance for the industry, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality.

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

Prior to seeking accelerated approval, we will seek feedback from the FDA or other comparable foreign regulatory authorities and will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA or other comparable foreign regulatory authorities, we will continue to pursue or apply for accelerated approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation (for example, Fast Track designation, Breakthrough Therapy designation), there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. Further, Congress or the FDA may change the criteria and requirements for the accelerated approval pathway in such a way that either makes it unavailable to us or more burdensome for us to utilize. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

If we decide to apply for Fast Track designation, we must submit a request to FDA for evaluation. Even if we believe that a product candidate meets the criteria for this designation, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a Fast Track designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if any product candidate qualifies for Fast Track designation, the FDA may later decide that the product candidates no longer meet the conditions for qualification and withdraw the designation or decide that the time period for FDA review or approval will not be shortened.

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

Designation as a Breakthrough Therapy is largely within the discretion of the FDA. Accordingly, even if we believe that a product candidate meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to candidate products considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more product candidates are designated as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification and revoke the designation.

While we received orphan drug designation from the FDA for THE-630 for the treatment of gastrointestinal stromal tumors, we may not be able to obtain orphan drug designation for THE-630 for other indications or other product candidates, or obtain or maintain orphan drug exclusivity if obtained and, even if we do, that exclusivity may not prevent the FDA or other comparable foreign regulatory authorities, from approving all competing products.

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Our target indications may include diseases with large patient populations or may include orphan indications.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits and user-fee exemptions. In addition, if a product candidate that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product candidate is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances. In the EU, orphan exclusivity prevents marketing authorization applications being accepted for similar products for the orphan indication for a period of 10 years. This period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

We have received orphan drug designation from the FDA for THE-630 for the treatment of gastrointestinal stromal tumors. However, there can be no assurances that we will be able to obtain orphan designations for THE-630 for other indications or other product candidates in the U.S. or any other jurisdictions. Even if we obtain orphan drug designation for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review. Similar rules apply in the EU.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included reductions of Medicare payments to providers of up to 2%, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030 unless additional congressional action is taken (these reductions were temporarily suspended due to COVID-19 pandemic; the suspension is currently set to expire in March 2022). Additionally, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. It is possible that new laws that would result in additional reductions in Medicare and other healthcare funding, may be enacted, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Further, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in numerous Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drug products. At the federal level, former President Trump used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders, and policy initiatives. It is unclear whether the Biden administration will reverse those measures or pursue similar or other policy initiatives, for example related to an independent review board or other mechanisms that would impact drug pricing and reimbursement. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, at the state level, individual states have increasingly proposed or adopted legislation and regulations related to pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Inadequate funding for the FDA and other U.S. government agencies or other comparable foreign regulatory authorities, COVID-19 and other factors could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Separately, since March 2020 when foreign and domestic inspections were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and resumed inspections in China and India in early 2021. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates, and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, the agency has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures on inspections in response to the COVID-19 pandemic and may experience delays in their regulatory activities. As recently as late 2021, when COVID-19 infection surged due to the highly transmissible omicron variant, FDA again paused routine inspections. While the Agency resumed routine inspections again relatively quickly in February 2022, the ongoing pandemic may continue to cause periodic interruptions in FDA’s ability to conduct inspections and further exacerbate the backlog of inspections.

Disruptions at the FDA and other comparable foreign regulatory authority may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, or if global health concerns continue to prevent or delay the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Our relationships with healthcare professionals, clinical investigators, clinical trial sites, CROs and third-party payors in connection with our current and future business activities may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws, the noncompliance of which could expose us to significant losses, including, among other things, criminal sanctions, civil penalties, contractual damages, exclusion from governmental healthcare programs, reputational harm, administrative burdens and diminished profits and future earnings.

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

If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private actions brought by individual whistleblowers in the name of the government, debarment or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our employees, independent contractors, consultants, collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (1) the Federal Food, Drug and Cosmetic Act, FDA regulations or those of comparable foreign regulatory authorities , (2) GCP or cGMP, (3) federal and state health and data privacy, security, fraud and abuse, government price reporting, transparency reporting requirements, and other healthcare laws and regulations in the United States and abroad, (4) sexual harassment and other workplace misconduct, or (5) laws that require the true, complete and accurate reporting of clinical information or data. In particular, research, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation.

We have adopted a code of conduct and have contracts in place with third parties, but it is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations.

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

In addition, our preclinical studies and clinical trials may be affected by the COVID-19 pandemic, including as a result of:

●	delays or difficulties in enrolling and retaining patients in our clinical trials;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	delays in receiving authorizations from regulatory authorities to initiate our clinical trials;

●	diversion of healthcare resources away from the conduct of clinical trials;

●	the risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

●	the risk that we are unable to enroll participants in our clinical trials in adequate numbers;

●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;

●	interruption of, or delays in receiving, supplies of product candidates or other materials necessary to conduct preclinical or clinical trials of our product candidates, from our contract manufacturing organizations or other third-party suppliers due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

●	interruptions in preclinical studies and clinical trials due to restricted or limited operations at our contractors’ facilities;

●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

●	changes in local regulations as part of a response to the COVID-19 pandemic, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;

●	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and

●	interruption or delays to our sourced identification, discovery and clinical activities.

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

As of February 28, 2022, we had 26 full-time employees, including 13 employees engaged in research and development. In order to successfully implement our development and clinical trial plans and strategies, and as we transition into operating as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of research, clinical development, manufacturing and regulatory approval. In particular, we do not currently operate our own laboratory facilities, and we rely completely on the services of independent contractors and consultants for the conduct of preclinical studies and clinical trials. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our preclinical studies and clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval for any product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party CROs, other contractors (including sites performing our anticipated clinical trials) and consultants who have access to our confidential information. Our internal information technology systems and infrastructure are also vulnerable to damage from natural disasters, terrorism, war or other military conflict, telecommunication and electrical failures. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (for example, cloud), and those of our third-party CROs, other contractors and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war or other military conflict and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The COVID-19 increased the attack surface available for exploitation, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the recent COVID-19 pandemic to their advantage. In addition, due to the political uncertainty involving Russia and Ukraine, there is an increased likelihood that escalation of tensions could result in cyberattacks that could either directly or indirectly impact our operations.

We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. While we have not experienced any such system failure, accident or security breach to date, we cannot assure our stockholders that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party CROs, other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition.

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

We have generated, and expect to continue to generate in the future, significant federal and state net operating loss, or NOL, carryforwards. As of December 31, 2021, we had $34.6 million and $34.1 million in federal and state NOL carryforwards, respectively. We do not anticipate generating revenue from sales of product candidates for the foreseeable future, if ever, and we may never achieve profitability. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. The state NOL carryforwards will begin to expire in 2037. Additionally, under the TCJA, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, although federal NOL carryforwards incurred in taxable years beginning after December 31, 2017 and in future taxable years may be carried forward indefinitely, the deductibility of such federal NOL carryforwards incurred in taxable years beginning after December 31, 2020 is limited. In particular, the deductibility of such federal NOL carryforwards may be limited to 80% of current year taxable income for tax years beginning after December 31, 2020. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. It is uncertain how various states will respond to the TCJA and CARES Act.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. The amount of the annual limitation is determined based on the value of a company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The completion of our initial public offering in October 2021, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382 of the Code. We have not yet completed a Section 382 analysis. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs or our ability to use our NOL carryforwards is otherwise materially limited, it would harm our future operating results by effectively increasing our future tax obligations. We have a full valuation allowance for deferred tax assets including NOLs.

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

Any termination of this license will result in the loss of significant rights and will restrict our ability to develop and commercialize our pan-KIT inhibitor product candidates, including our lead product candidate, THE-630. For example, ARIAD may terminate the ARIAD License Agreement (1) for our uncured material breach of such agreement, (2) if we, or any of our affiliates or sublicensees, commence, and do not stop after receiving notice from ARIAD, any interference or opposition proceeding in relation to, challenges to the validity or enforceability of, or opposition to any extension of or the grant of a supplementary protection certificate with respect to, any ARIAD patent or patent application licensed under this agreement, or (3) in the event of our bankruptcy. Moreover, if we or ARIAD fails to adequately protect this intellectual property, our ability to commercialize our pan-KIT inhibitors, including THE-630, may be impaired. See “―Risks Related to Intellectual Property―Our rights to develop and commercialize our technology and product candidates may be subject, in part, to the terms and conditions of licenses granted to us by others” and “―Risks Related to Intellectual Property―If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.”

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

To establish our proprietary position, we have filed patent applications in the United States related to our novel product candidates that are important to our business, and we have exclusively licensed certain patent applications from ARIAD; we may in the future also license or purchase issued patents or pending patent applications filed by others. Given the very early stage of development of our only product candidate and development programs, our patent portfolio is similarly at a very early stage. In particular, as of December 31, 2021, we had exclusively licensed one issued U.S. patent and one pending U.S. application relating to THE-630, we owned two pending U.S. provisional patent applications relating to THE-630, and we owned two pending U.S. provisional patent applications and one pending PCT patent application relating to our EGFR inhibitor program. Accordingly, our current patent rights provide us with limited legal right to prevent third parties from competing with us in any way. If we do not obtain additional meaningful patent coverage for product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, competitors may be able to erode or negate any competitive advantage we may have, which would likely harm our business and ability to achieve profitability. U.S. provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. With regard to such U.S. provisional patent applications, if we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage. If we are unable to secure or maintain patent protection with respect to product candidates, our business, financial condition, results of operations, and prospects could be materially harmed.

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

The degree of future protection for our and our licensors’ proprietary rights is uncertain. Only limited protection may be available. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts, as described further throughout “―Risks Related to Intellectual Property.” As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours, and may not adequately protect our rights or permit us to gain or keep any competitive advantage. These uncertainties and/or limitations in our ability to properly protect the intellectual property rights relating to product candidates could have a material adverse effect on our financial condition and results of operations.

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

Although no third party has asserted a claim of patent infringement against us as of the date of this Annual Report, it is possible that a third party may assert a claim of patent infringement directed at any product candidates in the future. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our strategic partners or collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing product candidates and technology.

Even if resolved in our favor, litigation or other legal proceedings could cause us to incur significant expenses, distract our technical and management personnel from their normal responsibilities, delay development of product candidates, subject us to significant uncertainties and harm our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. See “―Risks Related to Intellectual Property―Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities” and “―Risks Related to Intellectual Property―Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline.”

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

In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to initiate or continue our preclinical studies and clinical trials, continue our internal research programs, in-license needed technology or other product candidates or enter into development collaborations that would help us commercialize product candidates, if approved. If the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of our licensors is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Accordingly, these uncertainties could compromise our ability to compete in the marketplace. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other legal proceedings relating to our intellectual property rights, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings. These uncertainties could cause the price of shares of our common stock to decline, as well as have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our preclinical studies and clinical trial, and plan to rely on third parties to conduct any future preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.

We do not have the ability to independently conduct all aspects of our preclinical studies or clinical trials ourselves. We utilize and depend upon third-party investigators and collaborators, such as medical institutions, CROs, clinical trial sites and CMOs, to conduct and support our preclinical studies and clinical trial under agreements with us and plan to continue to do so for future preclinical studies and any clinical trials we may initiate. These third parties have had and will continue to have a significant role in the conduct of our ongoing and anticipated preclinical studies and clinical trials and the subsequent collection and analysis of data.

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

We expect to continue to contract with third parties for the manufacture of product candidates for preclinical studies and clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently have the infrastructure or internal capability to manufacture supplies of product candidates for use in development and commercialization.

We rely, and expect to continue to rely, on third-party manufacturers for the production of product candidates for preclinical studies and clinical trials under the guidance of members of our organization, including for our phase 1/2 dose escalation and expansion clinical trial for THE-630. We do not have long-term supply agreements, and we purchase our required drug product on a purchase order basis, which means that aside from any binding purchase orders we have from time to time, our supplier could cease supplying to us or change the terms on which it is willing to continue supplying to us at any time. Even if we are able to replace any raw materials or other materials with an alternative, such alternatives may cost more, result in lower yields or not be as suitable for our purposes. In addition, some of the materials that we use to manufacture product candidates are complex materials, which may be more difficult to substitute. In addition, the ongoing COVID-19 pandemic may result in disruptions to the operations or an extended shutdown of certain businesses, which could include certain of our third-party manufacturers. Current or future supply chain interruptions that could be exacerbated by global political tensions, such as the situation in Ukraine, could negatively impact our ability to further develop our product candidates or to manufacture supplies of product candidates for use in development and commercialization, which could negatively impact our timelines and prospects. If we were to experience an unexpected loss of supply of any product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing preclinical studies and clinical trials, which could result in delays and additional regulatory submissions.

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

Risks Related to Our Common Stock

The market price of our common stock has been, and will likely continue to be, volatile and may fluctuate substantially or may decline regardless of our operating performance and our stockholders may not be able to resell shares of common stock at or above the price paid for such shares.

Prior to the listing of our common stock, there was no market for shares of our common stock, and we cannot assure our stockholders that an active trading market for our shares will continue to develop or be sustained. Since our initial public offering, the market price of our common stock has experienced volatility. Our stockholders may not be able to resell those shares at or above the price paid for such shares. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	overall performance of the equity markets;

●	our operating performance and the performance of other similar companies;

●	results from any clinical trials with our current and future product candidates or those of our competitors;

●	changes in recommendations by securities analysts that elect to follow our common stock;

●	regulatory or legal developments in the United States and other countries;

●	the level of expenses related to future product candidates or clinical development programs;

●	our failure to achieve product development goals in the timeframe we announce;

●	announcements of acquisitions, strategic alliances or significant agreements by us or by our competitors;

●	recruitment or departure of key personnel;

●	the economy as a whole and market conditions in our industry, including conditions resulting from the COVID-19 pandemic;

●	trading activity by a limited number of stockholders who together hold a significant amount of our outstanding common stock;

●	the expiration of market standoff or contractual lock-up agreements;

●	the size of our market float; and

●	any other factors discussed in this Annual Report.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of March 1, 2022, we had 38,702,650 shares of our common stock outstanding.

Substantially all of our outstanding shares of common stock issued prior to our initial public offering are currently restricted from resale as a result of securities laws or market standoff and lock-up agreements. Shares subject to market standoff and lock-up agreements will become available to be sold on April 5, 2022. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements. Jefferies LLC and SVB Leerink LLC may, in their discretion and with or without notice, permit our stockholders to sell shares prior to the expiration of the restrictive provisions contained in those lock-up agreements. Sales of a substantial number of such shares upon expiration of the lock-up agreements, the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for our stockholders to sell common stock at a time and price that such stockholder deems appropriate.

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

We previously identified a material weakness in our internal control over financial reporting, which has been remediated. If we identify other material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, our ability to produce accurate and timely financial statements could be impaired, which could result in sanctions or other penalties that would harm our business and the trading price of our common stock may decline.

We previously identified a material weakness in our internal control over financial reporting. Although this material weakness was remediated as of December 31, 2021, we cannot assure you that we will not identify another material weakness in the future. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Our remediation plan included enhancing our internal accounting resources by hiring additional qualified accounting and finance personnel to provide needed levels of expertise in our internal accounting function and to implement appropriate controls over the recognition of invoices. While we have remediated our previous material weakness, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. We expect to incur additional costs to remediate these control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses.

We, and our independent registered public accounting firm, were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2021 or 2020 in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure stockholders that we have identified all, or that we will not in the future have additional, material weaknesses. A material weakness may be identified when we report on the effectiveness of our internal control over financial reporting for purposes of our attestation when required by reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or Section 404 of the Sarbanes-Oxley Act.

If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by the Nasdaq Global Select Market, or Nasdaq, the Securities and Exchange Commission, or the SEC, or other regulatory authorities.

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

While we have remedied our previous material weakness, we may in the future discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

The concentration of our stock ownership will likely limit our stockholders’ ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of March 1, 2022, our executive officers, directors and the holders of more than 5% of our outstanding capital stock, in the aggregate, hold voting power over approximately 58% of our outstanding common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for our stockholders to realize value in a corporate transaction.

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

We are subject to the reporting requirements of the Exchange Act, the other rules and regulations of the SEC relating to public companies and the rules of Nasdaq. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. We cannot assure our stockholders that we will satisfy our obligations as a public company on a timely basis.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our corporate headquarters are located in Cambridge, Massachusetts, where we rent shared office space on a month-to-month basis. We have entered into a lease agreement in respect of 7,351 square feet of office space in Cambridge, Massachusetts. The lease is expected to commence in the first half of 2022. The initial term of the lease is seven years, with a one-time option right to extend the term five additional years, subject to an increase in rent in accordance with the terms of the lease agreement. We believe that this space will be sufficient for our needs for the foreseeable future. To meet the future needs of our business, however, we may lease additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3. Legal Proceedings

We are from time to time subject to litigation and other legal proceedings. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material effect on our business, financial condition or operating results.

ITEM 4. Mine Safety Disclosures

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “THRX” since our initial public offering, or IPO, on October 6, 2021. Prior to this date, there was no public market for our common stock.

Holders of Common Stock

As of March 1, 2022, there were approximately 30 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities sold by us during the year ended December 31, 2021. No underwriters were involved in the foregoing issuances of securities.

(a)	In January and February 2021, we issued and sold an aggregate of 8,741,726 shares of our Series B preferred stock at a cash purchase price of $11.45 per share for aggregate net proceeds of approximately $99.9 million.

(b)	From January 1, 2021 through December 31, 2021, we granted to our directors, officers, employees, consultants and other service providers stock options to purchase an aggregate of 3,195,931 shares of our common stock under our 2018 Stock Plan at exercise prices ranging from $4.03 to $12.46 per share.

(c)	On June 4, 2021, we issued an aggregate of 345,930 shares of our common stock upon the early exercise of options issued under our 2018 Stock Plan (which remain restricted until the vesting conditions have been achieved), at an exercise price of $4.03 per share, for aggregate proceeds of approximately $1.4 million.

The offers, sales and issuances of the securities described in paragraph (a) above were exempt from registration under the Securities Act under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Each of the recipients of securities in these transactions was an accredited person and had adequate access, through employment, business or other relationships, to information about the registrant.

The offers, sales and issuances of the securities described in paragraphs (b) and (c) above were exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, under either (1) Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or (2) Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

Use of Proceeds from Initial Public Offering

On October 12, 2021, we closed the IPO, in which we sold 10,000,200 shares of our common stock at a public offering price of $16.00 per share. On October 25, 2021, the Underwriters (as defined below) exercised their option to purchase an additional 1,171,990 shares of our common stock at the public offering price of $16.00 per share. After deducting underwriting discounts, commissions and offering expenses, the aggregate net offering proceeds raised in the IPO were approximately $162.5 million. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-259549), which was declared effective by the SEC on October 6, 2021, and a Registration Statement on Form S-1 MEF (File No. 333-260102) filed pursuant to Rule 462(b) of the Securities Act. No payments for such offering expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

Jefferies LLC, SVB Leerink LLC and Cantor Fitzgerald & Co. acted as joint book-running managers, and Wedbush Securities Inc. acted as lead manager for the offering, or collectively, the Underwriters.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC on October 7, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

ITEM 6. Reserved

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of cancer patients through the discovery, development and commercialization of transformative targeted therapies. Our development programs are designed to address drug resistance mutations in key driver oncogenes, which are mutated genes that cause cancer. Resistance mutations limit the efficacy of existing targeted therapies by rendering tumor cells unresponsive to drugs, and therefore present a critical challenge in cancer treatment today. Our initial focus is on developing the next generation of tyrosine kinase inhibitors, or TKIs, and is rooted in the critical role that tyrosine kinases play in the development of cancer. Despite the commercial success of approved TKIs, the development of drug resistance is a persistent limitation, narrowing the number of effective treatment options available to patients as they progress through subsequent lines of therapy.

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

Our lead product candidate, THE-630, is a pan-variant inhibitor of all major classes of activating and resistance mutations of the KIT kinase, or a pan-KIT inhibitor, for the treatment of gastrointestinal stromal tumors, or GIST, a type of cancer most often characterized by oncogenic activation of KIT. THE-630 is derived from intellectual property exclusively licensed to us by ARIAD Pharmaceuticals, Inc., or ARIAD. In January 2022, we announced that we had commenced dosing patients in a phase 1/2 dose escalation and dose expansion clinical trial for the evaluation of THE-630 in patients with advanced GIST whose disease has developed resistance to prior KIT-targeting therapies. We expect to present initial data from the Phase 1 portion of the clinical trial in the first half of 2023. The FDA has granted orphan drug designation to THE-630 for the treatment of GIST.

Our second program is focused on next-generation inhibitors of epidermal growth factor receptor, or EGFR, that are active against C797S, the most common EGFR mutation that causes resistance to first- or later-line osimertinib treatment in patients with non-small cell lung cancer, or NSCLC. We have developed a series of fourth-generation EGFR inhibitors designed to inhibit the full range of single-, double- and triple-mutant variants found in the tumors of patients with EGFR-mutant NSCLC that have developed resistance to osimertinib in first- or later-line therapy, including the C797S mutation. We intend to nominate a development candidate from our EGFR inhibitor program in the third quarter of 2022, and thereafter initiate IND-enabling studies.

In addition, we are evaluating several potential targets and intend to select one or more as our next program(s) in 2022.

Since our inception in December 2017, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development activities, including with respect to our pan-KIT inhibitor and our epidermal growth factor receptor, or EGFR, inhibitor development programs. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have financed our operations primarily through the sale and issuance of approximately $282.1 million of our Preferred Stock and common stock, including the net proceeds from the underwriters’ partial exercise of their option to purchase additional shares in our IPO. Upon the closing of the IPO, each outstanding share of our Preferred Stock automatically converted into one share of common stock.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more product candidates. Our net losses for years ended December 31, 2021 and 2020 were $27.3 million and $12.0 million, respectively. As of December 31, 2021, we had an accumulated deficit of $61.6 million. We expect to continue to incur significant and increasing losses for the foreseeable future. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

●	advance the clinical development of THE-630;
●	advance our fourth-generation EGFR inhibitor program and other compounds we may develop in the future from discovery through preclinical development and clinical trials;
●	seek marketing approvals for any product candidates that successfully complete clinical trials;
●	obtain, expand, maintain, defend and enforce our intellectual property portfolio;
●	hire additional clinical, regulatory and scientific personnel;
●	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	establish agreements with contract research organizations, or CROs, and contract manufacturing organizations, or CMOs; and
●	add operational, legal, compliance, financial and management information systems and personnel to support our research, product development and future commercialization efforts, as well as to support our operations as a public company.

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

As of December 31, 2021, we had cash and cash equivalents of $244.7 million. Based on our current operating plan, we believe that our existing cash and cash equivalents, will be sufficient to fund our operations and capital expenses into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See section titled “—Liquidity and Capital Resources.”

Impact of COVID-19 on Our Business

The COVID-19 pandemic continues to evolve, and we will continue to monitor the COVID-19 situation. The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our CMOs, CROs, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain and is subject to change.

Initial Public Offering

On October 6, 2021, our Registration Statement on Form S-1 (File No. 333-259549) relating to our IPO was declared effective by the SEC, and we filed a Registration Statement on Form S-1 MEF (File No. 333-260102) pursuant to Rule 462(b) of the Securities Act. Pursuant to the Registration Statements and in connection with the IPO, we issued and sold an aggregate of 11,172,190 shares of common stock (inclusive of 1,171,990 shares pursuant to the partial exercise of the underwriters’ option to purchase additional shares) at a price of $16.00 per share for aggregate cash proceeds of $162.5 million, net of underwriting discounts and commissions and offering costs payable by us. Upon closing the IPO, all outstanding shares of our Preferred Stock automatically converted into an aggregate of 25,475,905 shares of common stock.

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

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors or our estimate of the level of service that has been performed at each reporting date. Payments for these external development activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our consolidated financial statements as prepaid expenses or accrued expenses. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized, even when there is no alternative future use for the research and development. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase for the foreseeable future as we advance a clinical trial for our product candidate, THE-630, and continue to discover and develop additional product candidates, expand our headcount and maintain, expand and enforce our intellectual property portfolio. If any product candidates enter into later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. There are numerous factors associated with the successful development and commercialization of any product candidates we may develop in the future, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development program and plans.

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

Total Other Income (Expense), Net

Change in Fair Value of Preferred Stock Tranche Rights and Anti-dilution Right

Total other income (expense), net includes fluctuations in the fair value of our Preferred Stock tranche rights and our anti-dilution right. The Preferred Stock tranche rights, or the Tranche Rights, relate to our obligation to issue, and investors’ obligation to purchase in three subsequent tranches, additional shares of our Series A Preferred Stock following the initial closing of our Series A Preferred Stock financing in June 2018. We issued shares of our Series A Preferred Stock in January 2020 and July 2020 pursuant to these rights. The final tranche was cancelled in December 2020 upon termination of the purchase agreement entered into in connection with the purchase and sale of the Series A Preferred Stock (as amended and restated), or the Series A Preferred Stock Purchase Agreement. The Tranche Rights were classified as a liability on our consolidated balance sheet and initially recorded at fair value. The Tranche Rights were subsequently revalued until the tranches were settled, with changes in fair value for each reporting period recognized in other income (expense), net. Upon the purchase of the Tranche Right shares, the fair value of the related Tranche Right was recognized as Series A Preferred Stock. This obligation was fully satisfied in December 2020 when the Series A Preferred Stock Purchase Agreement was terminated.

The anti-dilution right, or Anti-dilution Right, relates to our obligation to issue additional shares of Series A Preferred Stock to ARIAD for no consideration upon the achievement of certain milestones set forth in the Series A Preferred Stock Purchase Agreement. In accordance with the Anti-dilution Right, we issued ARIAD additional shares of Series A Preferred Stock in January 2020 and July 2020. We determined that the Anti-dilution Right was a freestanding financial instrument, and it was classified as an asset or liability on our consolidated balance sheets and initially recorded at fair value. The Anti-dilution Right was subsequently revalued until anti-dilution shares were issued or the Anti-dilution Right was terminated, with changes in fair value for each reporting period recognized in other income (expense), net. Upon issuance of the Anti-dilution shares, the fair value of the Anti-dilution Right was recognized as Series A Preferred Stock. This Anti-dilution Right was fully satisfied as of the termination of the Series A Preferred Stock Purchase Agreement in December 2020.

Other Income (Expense)

Other income (expense), net primarily consists of interest income, which is earned on cash equivalents that generate interest on a monthly basis, and state and franchise taxes.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020	CHANGE
Operating expenses:
Research and development	$18,328	$5,958	$12,370
General and administrative	9,008	878	8,130
Total operating expenses	27,336	6,836	20,500
Loss from operations	27,336	6,836	20,500
Other income (expense), net:
Change in fair value of preferred stock tranche rights	—	(3,968)	3,968
Change in fair value of anti-dilution right	—	(1,190)	1,190
Other income (expense), net	28	(3)	31
Total other income (expense), net	28	(5,161)	5,189
Net loss	$(27,308)	$(11,997)	$(15,311)

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020 (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020	CHANGE
Pan-KIT inhibitor program (THE-630)	$9,016	$1,848	$7,168
Fourth-generation EGFR inhibitor program	1,741	1,666	75
Salaries and other unallocated	7,571	2,444	5,127
	$18,328	$5,958	$12,370

Research and development expenses were $18.3 million for the year ended December 31, 2021 compared to $6.0 million for the year ended December 31, 2020. The increase in research and development expenses was primarily attributable to the following:

●	a $7.2 million increase in costs related to the clinical and preclinical development of THE-630 as it progressed into the GLP toxicology phase; and
●	a $5.1 million increase in salaries and other unallocated expenses, including an increase in stock-based compensation expense of $1.4 million and an increase in salary and benefit related expense of $2.3 million, primarily due to an increase in headcount. The remaining increase of $1.4 million in unallocated expenses is primarily due to advancement of our ongoing discovery efforts, facilities, and other variable costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2021 and 2020 (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020	CHANGE
Personnel-related expenses (including stock-based compensation)	$4,744	$410	$4,334
Facilities and supplies	113	83	30
Legal and professional fees	2,481	356	2,125
Other expenses	1,670	29	1,641
	$9,008	$878	$8,130

General and administrative expenses were $9.0 million for the year ended December 31, 2021, compared to $0.9 million for the year ended December 31, 2020. The increase in general and administrative expenses was primarily attributable to the following:

●	a $4.3 million increase in personnel costs, including an increase in stock-based compensation expense of $1.9 million, an increase in salary and benefit related expense of $1.7 million, and an increase in recruiting expense of $0.9 million, primarily due to an increase in headcount;
●	a $2.1 million increase in professional fees, including legal and audit expenses, primarily attributable to operating as a public company; and
●	a $1.6 million increase in other expenses, including insurance and other variable costs related to operating as a public company.

Total Other Income (Expense), Net

Total other income (expense), net was $28,000 as of December 31, 2021, which consisted primarily of interest income. As of December 31, 2020, we recognized total other income (expense), net of $5.2 million. The decrease was almost entirely due to the remeasurement of the Tranche Rights and the Anti-dilution Right during the year ended December 31, 2020, prior to the settlement of the rights through the issuance of the related Series A Preferred Stock and the termination of the Series A Preferred Stock Purchase Agreement.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. As of December 31, 2021, we had cash, cash equivalents, and restricted cash of $245.0 million.

We have funded our operations primarily with aggregate net proceeds of approximately $282.1 million from sales of our Preferred Stock and common stock, including the net proceeds received from the underwriters’ partial exercise of their over-allotment option.

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020
Net cash used in operating activities	$(27,193)	$(4,852)
Net cash provided by financing activities	263,777	11,992
Net increase in cash	$236,584	$7,140

Net Cash Used in Operating Activities

During the year ended December 31, 2021, net cash used in operating activities was $27.2 million, primarily due to our net loss of $27.3 million and uses of cash for prepaid expenses and other current assets of $3.2 million and other assets of $2.5 million, partially offset by $4.4 million of stock-based compensation expense, and a $1.6 million change in accrued expenses and other current liabilities

During the year ended December 31, 2020, net cash used in operating activities was $4.9 million, primarily due to our net loss of $12.0 million, partially offset by the $4.0 million increase in the fair value of the Tranche Rights, the $1.2 million increase in fair value of the Anti-dilution Right and stock-based compensation expense of $1.1 million.

Net Cash Provided by Financing Activities

During the year ended December 31, 2021, net cash provided by financing was $263.8 million, resulting from proceeds of $99.9 million received from the issuance and sale of shares of our Series B Preferred Stock, net of issuance costs, $1.4 million in proceeds from the early exercise of stock options, and net proceeds of $162.5 million received in connection with the IPO.

During the year ended December 31, 2020, net cash provided by financing was $12.0 million, resulting entirely from proceeds received from the issuance and sale of shares of our Series A Preferred Stock, net of issuance costs.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue research and development and advance THE 630 into a clinical trial and advance the preclinical development of our other programs. Furthermore, we expect to incur additional costs associated with operating as a public company including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

Based on our current operating plan, we believe that our cash and cash equivalents of $244.7 million as of December 31, 2021, will be sufficient to fund our operations and capital expenses into the second half of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Contractual Obligations

We did not have during the periods presented, and we do not currently have, any material contractual obligations, other than as described below. Refer to Note 8 in our consolidated financial statements included elsewhere in this Annual Report for further details.

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

Lease

On September 16, 2021, we entered into an agreement to lease 7,351 square feet of office space in Cambridge, Massachusetts, which is expected to serve as our headquarters. The lease term is seven years, with a one-time option right to extend the term five additional years. The lease is expected to commence in the first half of 2022, after construction is complete and we obtain control of the leased premises. At lease commencement, the classification and measurement of the lease will be determined and recognized on the balance sheet. The annual base rent under the lease is approximately $0.8 million for the first lease year, expected to begin in the first half of 2022, and is subject to annual increases of 3% thereafter. We provided a security deposit in the form of a letter of credit in the amount of approximately $0.4 million upon signing, pursuant to the terms of the lease.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates.

While our accounting policies are described in more detail in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies used in the preparation of our consolidated financial statements require the most significant judgments and estimates.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued third-party research and development expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced.

We base our expenses related to research and development activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct research and development activities on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid balance accordingly. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts incurred.

Tranche Rights and Anti-dilution Rights

The initial fair value of the Tranche Rights recognized in connection with our issuance of our Series A Preferred Stock in June 2018 and the Anti-dilution Rights issued to ARIAD in June 2018 were determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. The initial fair values of the obligations were estimated based on the results of valuations performed in connection with the initial issuance of our Series A Preferred Stock. These obligations were remeasured prior to the issuance of subsequent tranches and anti-dilution shares and at each subsequent reporting period. See Note 9 to our audited consolidated financial statements included elsewhere in this Annual Report for additional information regarding our issuances of Preferred Stock.

Each Tranche Right and Anti-dilution Right was valued as a forward contract. The values were determined using a probability-weighted present value calculation. In determining the fair values, estimates and assumptions impacting fair value included the future value of our Series A Preferred Stock, risk free interest rates, estimated years to liquidity and probability of each milestone being achieved. We determined the per share future value of the shares of Series A Preferred Stock by back-solving to the initial proceeds of the Series A Preferred Stock financing. We remeasured each Tranche Right and Anti-dilution Right at each reporting period and prior to settlement. The purchase price of the Series A Preferred Stock at initial issuance, and all subsequent issuances, was higher than the fair value of our common stock.

Stock-Based Compensation

We measure stock-based compensation expense based on the grant date fair value of employee, officer, director, and non-employee grants, estimated in accordance with the applicable accounting guidance, and the expense is recognized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period of the respective award. We account for forfeitures as they occur. The expected term of our stock options granted to employees and non-employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. On January 1, 2018, we adopted, using the modified retroactive approach, the guidance of Accounting Standard Update, or ASU, 2018 07, Compensation — Stock Compensation (Topic 718) — Improvements to Nonemployee Share-Based Payment Accounting, and account for awards to non-employees using the grant date fair value without subsequent periodic remeasurement. The adoption of ASU 2018-07 did not have a material effect on our consolidated financial statements.

We classify stock-based compensation expense in our statements of operations in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified. In future periods, we expect stock-based compensation expense to increase, due in part to our existing unrecognized stock-based compensation expense and as we grant additional stock-based awards to continue to attract and retain our employees.

Prior to our IPO, the estimated fair value of our common stock was determined by our Board as of the date of each option grant or restricted common stock award grant, with input from management, considering the most recently available third-party valuations of common stock and our Board’s assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These independent third-party valuations of equity instruments were performed contemporaneously with identified value inflection points.

These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Practice Aid”). The Practice Aid identifies various available methods for allocating the enterprise value across classes of series of capital stock in determining the fair value of our common stock at each valuation date.

In addition to considering the results of the valuations, management considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, which may be a date later than the most recent third-party valuation date, including:

●	the prices of our preferred securities sold to or exchanged between outside investors in arm’s length transactions, if any, and the rights, preferences and privileges of our preferred securities as compared to those of our common stock, including the liquidation preferences of our preferred securities;
●	the progress of our research and development efforts, including the status of preclinical studies;
●	the lack of liquidity of our equity as a private company;
●	our stage of development and business strategy and the material risks related to our business and industry;
●	the achievement of enterprise milestones;
●	the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies;
●	any external market conditions affecting the biotechnology industry, and trends within the biotechnology industry;

●	the likelihood of achieving a liquidity event for the holders of our preferred shares and common stock, such as an IPO, or a sale of our company, given prevailing market conditions; and
●	the analysis of IPOs and the market performance of similar companies in the biopharmaceutical industry.

There are significant judgments and estimates inherent in these valuations. The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different. Following our IPO, the fair value of our common stock is based on the closing price of our common stock on the Nasdaq Global Select Market as reported on the date of grant.

Following our IPO, in connection with the accounting for granted stock options and other awards we may grant, the fair value of our common stock is determined based on the quoted market price of our common stock. Management also considered whether adjustments to the quoted market price or the expected volatility of the price of the underlying share for the expected term of an award when it is in possession of material non-public information for purposes of determining the fair value of the Company’s stock.

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

We are also a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our common stock held by non-affiliates is more than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100.0 million during the most recently completed fiscal year and our common stock held by non-affiliates is more than $700.0 million measured on the last business day of our second fiscal quarter.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risks

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because certain cash balances are held in interest-bearing accounts.

As of December 31, 2021, we had cash, cash equivalents, and restricted cash of $245.0 million, which were held in money market account and in savings accounts at banking institutions. Interest income is sensitive to changes in the general level of interest rates; however, due to the short-term nature of these interest-bearing accounts, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

ITEM 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Theseus Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Theseus Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Boston, Massachusetts

March 10, 2022

Theseus Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	DECEMBER 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$244,662	$8,457
Prepaid expenses and other current assets	3,309	113
Total current assets	247,971	8,570
Property and equipment, net	11	1
Other assets	2,947	43
Total assets	$250,929	$8,614
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,002	$1,132
Accrued expenses and other current liabilities	2,678	463
Total current liabilities	3,680	1,595
Restricted stock liability, net of current portion	815	—
Total liabilities	4,495	1,595
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock (Series A and B), $0.0001 par value; 0 and 22,136,987 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 0 and 16,734,179 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively; preference in liquidation of $0 as of December 31, 2021	—	41,289
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 and 0 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 and 29,054,797 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 38,702,650 and 1,708,625 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	4	—
Additional paid-in capital	308,008	—
Accumulated deficit	(61,578)	(34,270)
Total stockholders’ equity (deficit)	246,434	(34,270)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$250,929	$8,614

The accompanying notes are an integral part of these consolidated financial statements.

Theseus Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2021	2020
Operating expenses:
Research and development	$18,328	$5,958
General and administrative	9,008	878
Total operating expenses	27,336	6,836
Loss from operations	(27,336)	(6,836)
Other income (expense), net:
Change in fair value of preferred stock tranche rights	—	(3,968)
Change in fair value of anti-dilution rights	—	(1,190)
Other income (expense), net	28	(3)
Total other income (expense), net	28	(5,161)
Net loss	$(27,308)	$(11,997)
Comprehensive loss	$(27,308)	$(11,997)
Net loss attributable to common stockholders—basic and diluted (Note 13)	$(27,308)	$(11,997)
Net loss per share attributable to common stockholders—basic and diluted	$(2.84)	$(21.10)
Weighted-average common stock outstanding—basic and diluted	9,631,818	568,467

The accompanying notes are an integral part of these consolidated financial statements.

Theseus Pharmaceuticals, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	REDEEMABLE CONVERTIBLE PREFERRED
	STOCK
	SERIES A		SERIES B		COMMON STOCK		ADDITIONAL		TOTAL
	$0.0001 PAR VALUE		$0.0001 PAR VALUE		$0.0001 PAR VALUE		PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2019	6,668,818	$6,857	—	$—	288,568	$—	$813	$(10,220)	$(9,407)
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $8	10,065,361	34,432	—	—	—	—	(1,865)	(12,053)	(13,918)
Vesting of restricted stock	—	—	—	—	594,221	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,052	—	1,052
Net loss	—	—	—	—	—	—	—	(11,997)	(11,997)
Balance at December 31, 2020	16,734,179	41,289	—	—	882,789	—	—	(34,270)	(34,270)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $208	—	—	8,741,726	99,892	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(16,734,179)	(41,289)	(8,741,726)	(99,892)	25,475,905	3	141,178		141,181
Issuance of common stock upon closing of initial public offering, net of issuance costs of $16,285					11,172,190	1	162,469		162,470
Vesting of restricted stock	—	—	—	—	341,720	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	4,361	—	4,361
Net loss	—	—	—	—	—	—	—	(27,308)	(27,308)
Balance at December 31, 2021	—	$—	—	$—	37,872,604	$4	$308,008	$(61,578)	$246,434

The accompanying notes are an integral part of these consolidated financial statements.

Theseus Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	YEAR ENDED DECEMBER 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(27,308)	$(11,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2	2
Stock-based compensation expense	4,361	1,052
Change in fair value of preferred stock tranche rights	—	3,968
Change in fair value of anti-dilution rights	—	1,190
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,196)	(49)
Accounts payable	(150)	849
Accrued expenses and other current liabilities	1,623	133
Other assets	(2,525)	—
Net cash used in operating activities	(27,193)	(4,852)
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions of $12,513	166,242	—
Payment of initial public offering costs	(3,752)	—
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs of $8	—	11,992
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs of $208	99,892	—
Proceeds from early exercise of options	1,395	—
Net cash provided by financing activities	263,777	11,992
Net increase in cash and cash equivalents	236,584	7,140
Cash and cash equivalents at beginning of year	8,457	1,317
Cash and cash equivalents at end of period	$245,041	$8,457
Supplemental disclosure of cash flows:
Conversion of redeemable convertible preferred stock into common stock	$141,181	$—
Purchases of property and equipment in accounts payable	$12	$—
Deferred financing costs in accounts payable	$19	$—
Fair value of preferred stock tranche rights recognized as series A redeemable convertible preferred stock upon issuance of milestone shares	$—	$(6,188)
Fair value of anti-dilution rights recognized as series A redeemable convertible preferred stock upon issuance of anti-dilution shares	$—	$(2,332)

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the dates shown below:
	YEAR ENDED DECEMBER 31,
	2021	2020
Cash and cash equivalents	$244,662	$8,457
Restricted cash (included in other assets)	379	—
Total cash, cash equivalents, and restricted cash	$245,041	$8,457

The accompanying notes are an integral part of these consolidated financial statements.

Theseus Pharmaceuticals, Inc.

Notes to Consolidated financial statements

1. Nature of the Business

Theseus Pharmaceuticals, Inc. (“Theseus” or the “Company”) is a clinical biopharmaceutical company focused on improving the lives of cancer patients through the discovery, development and commercialization of transformative targeted therapies. The Company was incorporated in December 2017 under the laws of the State of Delaware, and its principal offices are in Cambridge, Massachusetts.

Reverse Stock Split

On September 27, 2021, the Company effected a one-for-1.32286 reverse stock split of shares of the Company’s common stock and convertible preferred stock. All of the share and per share amounts included in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. Shares of common stock underlying outstanding stock options were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the appropriate securities agreements. Stockholders entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares.

Initial Public Offering

On October 12, 2021, the Company closed the initial public offering (“IPO”), in which it sold 10,000,200 shares of common stock at a public offering price of $16.00 per share. On October 25, 2021, the underwriters partially exercised their option to purchase an additional 1,171,990 shares of common stock at the public offering price of $16.00 per share. After deducting underwriting discounts, commissions and offering expenses, the aggregate net offering proceeds raised in the IPO were approximately $162.5 million. Upon the closing of the IPO, all of the Company’s outstanding shares of redeemable convertible preferred stock automatically converted into an aggregate of 25,475,905 shares of common stock.

In connection with the closing of the IPO, the Company amended and restated its certificate of incorporation to among other things: (a) authorize 500,000,000 shares of voting common stock; (b) eliminate all references to the previously existing series of redeemable convertible preferred stock; and (c) authorize 50,000,000 shares of preferred stock that may be issued from time to time by the Company’s board of directors (the “Board”) in one or more series.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the ASC and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2021, the Company had an accumulated deficit of $61.6 million. During the year ended December 31, 2021, the Company incurred a loss of $27.3 million and utilized $27.2 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents of $244.7 million at December 31, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from issuance of the accompanying consolidated financial statements.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Theseus Pharmaceuticals, Inc. and Theseus Securities Corporation, which is a Massachusetts subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Estimates and judgments are based on historical information and other market-specific or various relevant assumptions, including in certain circumstances, future projections, that management believes to be reasonable under the circumstances. Actual results could differ materially from estimates. Significant estimates and assumptions are used for, but not limited to, the accruals for research and development expenses, the determination of fair value of equity instruments, and the fair value of the preferred stock tranche rights and the anti-dilution right, and for periods prior to the completion of the IPO stock-based compensation expense.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash in financial institutions that it believes have high credit quality and have not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Such deposits have and will continue to exceed federally insured limits. The Company has not experienced any losses on its cash deposits.

Fair Value of Financial Instruments

The Company categorizes its assets and liabilities measured at fair value in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”), the authoritative accounting guidance that establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;
●	Level 2—Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or
●	Level 3—Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Cash and Cash Equivalents

Cash includes cash in readily available checking accounts. Cash is carried at cost, which approximates its fair value. The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents are carried at fair market value based on quoted prices for identical assets.

Restricted Cash

Restricted cash consists of a restricted cash deposit of $0.4 million which serves as collateral for a letter of credit issued to the landlord of the Company’s leased facility for a security deposit upon entering into the lease in September 2021. The Company classified this amount as restricted cash in the accompanying consolidated balance sheet within other assets as of December 31, 2021. As of December 31, 2020, the Company held no restricted cash.

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Computer equipment and software are depreciated over three years. When an item is sold or retired, the costs and related accumulated depreciation are eliminated, and the resulting gain or loss, if any, is credited or charged to income in the consolidated statement of operations. Repairs and maintenance costs are expensed as incurred.

Leases

Prior to January 1, 2021, the Company accounted for leases in accordance with FASB Accounting Standards Codification (“ASC”) ASC 840, Leases. At lease inception, the Company determined if an arrangement was an operating or capital lease. For operating leases, the Company recognized rent expense, inclusive of rent escalations, on a straight-line basis over the lease term.

Effective on January 1, 2021, the Company accounts for leases in accordance with ASC Topic 842, Leases (“ASC 842”). In accordance with ASC 842, the Company determines whether an arrangement is or contains a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company classifies leases at the lease commencement date, when control of the underlying asset is transferred from the lessor to the Company, as operating or finance leases and records a right-of-use (“ROU”) asset and a lease liability on the consolidated balance sheet for all real estate leases with an initial lease term of greater than 12 months. Leases with a lease term of 12 months or less are not recorded in the balance sheet, but payments are recognized as expense on a straight-line basis over the lease term.

A lease qualifies as a finance lease if any of the following criteria are met at the inception of the lease: (i) there is a transfer of ownership of the leased asset to the Company by the end of the lease term, (ii) the Company holds an option to purchase the leased asset that it is reasonably certain to exercise, (iii) the lease term is for a major part of the remaining economic life of the leased asset, (iv) the present value of the sum of lease payments equals or exceeds substantially all of the fair value of the leased asset, or (v) the nature of the leased asset is specialized to the point that it is expected to provide the lessor no alternative use at the end of the lease term. All other leases are recorded as operating leases.

The Company enters into contracts that contain both lease and non-lease components. Non-lease components may include maintenance, utilities, and other operating costs. For all real estate asset classes, the Company combines the lease and non-lease components of fixed costs in its lease arrangements as a single lease component. Variable costs, such as utilities or maintenance costs, are not included in the measurement of right-of-use assets and lease liabilities, but rather are expensed when the event determining the amount of variable consideration to be paid occurs.

Finance and operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease. If the rate implicit is not readily determinable, the Company utilizes an estimate of its incremental borrowing rate based upon the available information at the lease commencement date. ROU assets are further adjusted for initial direct costs, prepaid rent, or incentives received. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Finance lease assets are amortized to depreciation expense using the straight-line method over the shorter of the useful life of the related asset or the lease term. Finance lease payments are bifurcated into (i) a portion that is recorded as interest expense and (ii) a portion that reduces the finance liability associated with the lease.

Impairment of Long-lived Assets

Long-lived assets consist of property and equipment. The Company reviews the recoverability of its long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable, based on undiscounted cash flows. If such assets are considered to be impaired, an impairment loss is recognized and is measured as the amount by which the carrying amount of the assets exceed their estimated fair value, which is measured based on the projected discounted future net cash flows arising from the assets. There were no impairments for the years ended December 31, 2021 and 2020.

Accrued Research and Development Costs

The Company records accrued liabilities for estimated costs of research and development activities conducted by service providers for sponsored research, preclinical studies and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued expenses in the accompanying consolidated balance sheets and within research and development expense in the accompanying statements of operations.

The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with service providers. The Company makes judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred since its inception.

Deferred Issuance Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred issuance costs until such financings are consummated. After consummation of such an equity financing, these costs are recorded as a reduction of the proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred issuance costs, currently recorded within other assets, will be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss. On October 6, 2021, the Company completed its IPO. Accordingly, the Company recognized deferred issuance costs of $3.8 million as a reduction from the gross proceeds associated with the closing of the IPO through additional paid-in capital in the accompanying consolidated balance sheet as of December 31, 2021. The Company recorded no deferred issuance costs as of December 31, 2020.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities that conduct certain research and development activities on the Company’s behalf.

Patent Costs

The Company expenses all costs as incurred in connection with patent applications, including direct application fees, and the legal and consulting expenses related to making such applications, and such costs are included in general and administrative expenses within the Company’s statements of operations.

Stock-based Compensation

The Company’s stock-based compensation program grants awards that may include stock options, restricted stock awards, restricted stock units, and other stock-based awards. The fair values of stock option grants are estimated as of the date of grant using a Black-Scholes option valuation model. The fair values of restricted stock awards and restricted stock units are based on the fair value of the Company’s common stock on the date of grant. The estimated fair values of the awards are expensed over the requisite service period, which is generally the vesting period of the award. The Company uses the simplified method to estimate the expected life assumption. For service-based awards that are subject to graded vesting, the Company has elected to recognize compensation expense for these awards on a straight-line basis. The Company has performance-based vesting conditions in some of its awards, and all performance-based milestones have been met or waived as of December 31, 2021. The Company accounts for forfeitures as they occur. The Company classifies stock-based compensation expense in its statements of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified. The Company accounts for awards granted to non-employees using the same treatment as awards granted to employees.

Upon exercise of stock options, the Company issues the grantee the respective number of shares of common stock from the available common stock shares approved for issuance by the Board.

Prior to the Company’s IPO, the estimated fair value of its common stock was determined by the Board of Directors as of the date of each option grant, with input from management, considering the most recently available third-party valuations of common stock and the Board’s assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. Historically, these independent third-party valuations of the Company’s equity instruments were performed contemporaneously with identified value inflection points.

These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Practice Aid”). The Practice Aid identifies various available methods for allocating the enterprise value across classes of series of capital stock in determining the fair value of the Company’s common stock at each valuation date.

Following the Company’s IPO, in connection with the accounting for granted stock options and other awards the Company may grant, the fair value of the Company’s common stock is determined based on the quoted market price of its common stock. Management also considered whether adjustments to the quoted market price or the expected volatility of the price of the underlying share for the expected term of an award when it is in possession of material non-public information for purposes of determining the fair value of the Company’s stock.

The Company’s equity incentive plan allows for the issuance of restricted stock awards to employees and non-employees that may be subject to vesting. The unvested shares of any restricted stock awards are held in escrow as the stock award vests or until award holder termination, whichever occurs first. In the event of a termination, the Company has the right of repurchase, at its option, the portion of unvested stock awards from the terminated award holder at their original issuance price. For all unvested stock option awards for which the award recipient has transferred cash to the Company prior to the vesting date, a liability is established related to the cash received for the unvested portion of the stock awards, which represents the Company’s obligation if all award holders were to be terminated. As of December 31, 2021, 345,930 options to purchase common stock were exercised early and they continue to vest as restricted stock awards over the requisite service period. The Company has recognized the early exercise proceeds received of $1.4 million as a liability as of December 31, 2021. As of December 31, 2020, no early exercises had occurred.

Net Loss Per Share

The Company follows the two-class method when computing net loss allocable to common securities per share as the Company has issued shares that meet the definition of participating securities, see Note 13 for additional information. During periods of loss, there is no allocation required under the two-class method since the participating securities do not have a contractual obligation to fund the losses of the Company.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding during the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, diluted net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding after giving consideration to the dilutive effect of convertible preferred stock, restricted common stock, restricted stock units and stock options that are outstanding during the period. The Company has generated a net loss in all periods presented, therefore the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive.

Redeemable Convertible Preferred Stock

The Company’s redeemable convertible preferred stock is classified as temporary equity in the accompanying consolidated balance sheets and excluded from stockholders’ equity (deficit) as the potential redemption of such stock is outside the Company’s control. The carrying value of the redeemable convertible preferred stock is not adjusted to the redemption value until the contingent redemption events are considered to be probable of occurring. Upon the completion of the Company’s IPO on October 6, 2021, all outstanding shares of the Company’s redeemable convertible preferred stock converted into shares of the Company’s common stock.

Income Taxes

Income taxes for the Company are recorded in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. Under this method, deferred income tax assets and liabilities are recognized based on future income tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities, and their respective income tax basis. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of changes in income tax rates on deferred income tax assets and liabilities is recognized as income or expense in the period of the change provided that the future realization of any income tax benefits is more likely than not.

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions, if any, as a component of income tax expense in its statements of operations and comprehensive loss.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2021 and 2020, there were no differences between net loss and comprehensive loss.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its chief executive officer. The Company has determined it operates in a single operating segment and has one reportable segment. All long-lived assets of the Company reside in the United States.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which has been subsequently amended (“ASU 2016-13”). ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on trade receivables, loans and other financial instruments. ASU 2016-13 is effective for the Company’s fiscal year beginning after December 15, 2022 and subsequent interim periods. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, as subsequently amended (collectively, “ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors), and replaces the existing guidance in ASC 840, Leases.

The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine the recognition pattern of lease expense over the term of the lease. In addition, a lessee is required to record (i) a right-of-use asset and a lease liability on its balance sheet for all leases with accounting lease terms of more than 12 months regardless of whether it is an operating or financing lease and (ii) lease expense in its consolidated statement of operations and comprehensive loss for operating leases and amortization and interest expense in its consolidated statement of operations and comprehensive loss for financing leases. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases under ASC 840. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method that allows companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented.

The Company adopted ASC 842 during the quarter and fiscal year ended December 31, 2021, with an effective date of January 1, 2021, using the modified retrospective transition approach which uses the effective date as the date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840. The Company has elected to apply the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or the capitalization of initial direct costs for any existing leases. Upon its adoption of ASC 842, the Company’s existing lease had a term of less than twelve months with no anticipated renewal, and as such was not capitalized on the accompanying consolidated balance sheets, consistent with our lease policy. The adoption of ASC 842 did not have a material impact on the Company’s consolidated balance sheets, statements of operations and comprehensive loss or statements of cash flows.

3. Fair Value of Financial Assets and Liabilities

There were no assets or liabilities measured at fair value as of December 31, 2021 and 2020. There have been no transfers between fair value levels during the years ended December 31, 2021 and 2020. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

Tranche Rights

The Company determined that its obligations to issue, and the Company’s investors’ obligation to purchase, additional shares of Series A at a fixed price (i.e. the issuance price) in three subsequent tranches following the initial closing of the Series A financing represented freestanding financial instruments (the “Tranche Rights”). The Company issued 2,267,813 and 3,779,688 shares in January 2020 and July 2020, respectively, pursuant to these rights, at a purchase price of $1.32 per share. The final tranche was cancelled upon termination of the Series A preferred stock purchase agreement (“Series A Agreement”) in December 2020.

The Tranche Rights were classified as a liability on the Company’s consolidated balance sheets and initially recorded at fair value. The Tranche Rights were subsequently revalued until the tranches were settled, with changes in fair value for each reporting period recognized in other expense, net in the consolidated statement of operations and comprehensive loss. Upon the purchase of the Tranche Right shares, the fair value of the related Tranche Right was recognized as Series A redeemable convertible preferred stock. The obligation was fully satisfied in December 2020 when the Series A Agreement was terminated, with the remaining value recognized in the consolidated statement of operations and comprehensive loss. As such, the Company does not have a Tranche Right liability recorded as of December 31, 2021 or 2020.

The fair value of Tranche Rights was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. A change in the assumptions related to the valuation of the Tranche Rights could have a significant impact on the value of the obligation. Each tranche obligation was valued as a forward contract. The values were determined using a probability-weighted present value calculation. In determining the fair values of the tranche obligations, estimates and assumptions impacting fair value included the estimated future values of the Company’s Series A, discount rates, estimated time to tranche closing, and probability of each tranche closing. The Company determined the per share future value of the Series A preferred stock by back-solving to the initial proceeds of the Series A financing. The Company remeasured each tranche obligation at each reporting period and prior to settlement.

Anti-dilution Right

In accordance with a license agreement between the Company and ARIAD Pharmaceuticals, Inc. (“ARIAD”), the Company was obligated to issue to ARIAD additional Series A shares for no consideration upon the issuance of certain Milestone Shares (see Note 9) to certain investors (“Anti-dilution Right”).

The Company determined that the Anti-dilution Right is a freestanding financial instrument. The freestanding financial instrument was classified as an asset or liability on the Company’s consolidated balance sheets and initially recorded at fair value. The fair value of the Anti-dilution Right is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. A change in the assumptions related to the valuation of the Anti-dilution Rights could have a significant impact on the value of the obligation.

The Anti-dilution Right was valued as a forward contract. The value was determined using a probability-weighted present value calculation. In determining the fair values of the obligation, estimates and assumptions impacting fair value included the estimated future values of the Company’s Series A, discount rates, estimated time to share issuance and probability of each share issuance. The Company determined the per share future value of the Series A by back-solving to the initial proceeds of the Series A financing.

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

In accordance with the Anti-dilution Right, the Company issued ARIAD 372,791 and 621,318 additional Series A shares in January 2020 and July 2020, respectively, upon the issuance of Milestone Shares to its investors. The obligation was fully satisfied in December 2020 in conjunction with the termination of the Series A Agreement. ARIAD did not receive additional Series A shares upon the termination of the Series A Agreement.

The Company remeasured the Tranche Rights and the Anti-dilution Right at each reporting period and prior to settlement. The following reflects the ranges of significant quantitative inputs used in the valuation of the Tranche Rights and the Anti-dilution Right during 2020:

DECEMBER 31, 2020
Stand-alone Series A Preferred Stock price (spot price)	$1.84 - $5.93
Risk-free rate	1.6%
Discount factor	0.9923 - 1.0
Time to milestone event (years)	0.0 years - 0.5 years
Probability of tranche closing	0% - 100%

The following table provides a rollforward of the aggregate fair value of the Company’s Tranche Rights and Anti-dilution Right (in thousands):

	PREFERRED STOCK	ANTI-DILUTION
	TRANCHE RIGHTS	RIGHT
Balance as of January 1, 2020	$2,220	$1,142
Change in fair value	3,968	1,190
Fair value recognized as Series A upon settlement of right	(6,188)	(2,332)
Balance as of December 31, 2020	$—	$—

4. Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2021 and 2020 (in thousands):

	DECEMBER 31,
	2021	2020
Computer equipment	$12	$6
Less: accumulated depreciation	(1)	(5)
Property and equipment, net	$11	$1

Depreciation expense for each of the years ended December 31, 2021 and 2020 was approximately $2,000. There were no impairments recorded to date.

5. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2021 and 2020 (in thousands):

	DECEMBER 31,
	2021	2020
Accrued research and development	$233	$310
Accrued legal	199	143
Accrued compensation and benefits	1,353	2
Accrued other	313	8
Restricted stock liability, current	580	—
Total accrued expenses and other current liabilities	$2,678	$463

6. Leases

The Company recognized short-term lease cost of $0.2 million for the fiscal year ended December 31, 2021.

On July 19, 2021, the Company entered into a lease agreement for office space in Cambridge, Massachusetts, on a month-to-month basis, which was determined to be a short-term lease as the Company was not reasonably certain to extend the lease beyond twelve months. The Company recognizes lease payments on a straight-line basis over the lease term.

On September 16, 2021, the Company entered into an agreement to lease 7,351 square feet of office space in Cambridge, Massachusetts. The initial lease term is seven years, with a one-time option right to extend the term five additional years. The lease is expected to commence in the first half of 2022, after construction is complete and the Company obtains control of the leased premises. At lease commencement, the classification and measurement of the lease will be determined and recognized on the balance sheet. The annual base rent under the lease is approximately $0.8 million for the first lease year, expected to begin in the first half of 2022, and is subject to annual increases of 3% thereafter. The Company provided a security deposit in the form of a letter of credit in the amount of approximately $0.4 million upon signing, pursuant to the terms of the lease which is recognized as restricted cash within other assets.

The future minimum payments required under the lease as of December 31, 2021 are as follows (in thousands):

Year Ending December 31,
2022	$757
2023	780
2024	803
2025	827
Thereafter	2,635
Total minimum lease payments	$5,802

7. License Agreement

Agreement Description

In June 2018, the Company entered into a license agreement with ARIAD, for an exclusive, transferable (subject to certain restrictions), sublicensable (subject to certain conditions), worldwide license, under certain of ARIAD’s patent rights, know-how and compounds and a certain ARIAD chemical library, to develop, use, manufacture, market and commercialize certain compounds, and products that contain such compounds, that are therapeutically useful for the treatment of diseases and disorders in humans, including with respect to c-KIT, a type of receptor tyrosine kinase and tumor marker (also known as CD117 and stem cell factor receptor).

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

The Company is required to pay ARIAD tiered royalty payments that are low- to mid-single digits of the Company’s future net sales and those of its sublicensees of each product comprising a licensed ARIAD compound in each country. The Company is also responsible for costs relating to the prosecution and maintenance of the licensed patents. The agreement contains anti-stacking and generic competition provisions on the royalties whereby the Company may deduct a percentage of the amounts due for royalties from its payments if the Company enters into a third-party license agreement, and may reduce the rates in the event a generic product is being marketed and sold by a third party and the average net sales as measured over a specified period of time are at least a certain percentage lower than the average net sales during a specified period of time immediately prior to the launch of the generic product.

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

8. Commitments and Contingencies

Legal Proceedings

The Company may, from time to time, be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2021 and 2020, and no material legal proceedings are currently pending or, to the best of the Company’s knowledge, threatened.

Indemnification Agreements

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the indemnification agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

401(k) Plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of management. The Company is not required to make, and to date has not made, any matching contributions to the 401(k) Plan through December 31, 2021 or 2020.

9. Redeemable Convertible Preferred Stock

In June 2018, the Company entered into the Series A Agreement, under which it agreed to issue up to 13,203,025 shares of Series A in an initial closing and three subsequent milestone-based tranches, inclusive of the Anti-dilution Right. Under the Series A Agreement, the Company initially issued 3,779,688 shares to certain investors at a price of $1.32 per share for proceeds of $4.7 million, net of issuance costs of $0.3 million. The Series A Agreement provided for three additional tranche closings based on the achievement of three defined milestones (the “Tranche Rights”), pursuant to which certain investors were required to purchase, and the Company to sell, up to 7,559,376 additional shares of Series A at a price of $1.32 per share upon the achievement or waiver of the defined milestone. All Series A shares issued as a result of the achievement or waiver of a milestone are referred to as Milestone Shares. The Company concluded that the obligation and right to make future issuances of Series A under the Tranche Rights met the definition of a freestanding financial instrument, as the rights were legally detachable from the Series A

(see Note 3). In January 2020 and July 2020, the Company sold 2,267,813 and 3,779,688 Milestone Shares, respectively, to certain investors at a price of $1.32 per share for proceeds of $8.0 million as a result of the achievement of two milestones. The requirement to purchase the remaining Milestone Shares was cancelled in December 2020 upon the determination by the Company that the program would be cancelled.

In conjunction with the Series A shares issued to certain investors, the Company issued shares to ARIAD pursuant to the ARIAD Agreement (Note 7). The Company issued 621,318 shares to ARIAD as part of the initial Series A closing in June 2018 in exchange for access to ARIAD’s intellectual property. Upon the issuance of Milestone Shares to certain investors in January 2020 and July 2020, the Company issued 372,791 and 621,318 Series A shares, respectively, to ARIAD as part of ARIAD’s Anti-dilution Right (see Note 3). The Company concluded that the Anti-dilution Right that represented the obligation to make future issuances of Series A to ARIAD met the definition of a freestanding financial instrument, as the rights were separately exercisable and legally detachable from the underlying license rights.

In August 2019, the Series A Agreement was amended to authorize the sale of 2,267,812 additional shares to a certain majority stockholder of the Company in the form of an operating cash closing. These shares were sold for $1.32 per share, for gross proceeds of $3.0 million and recognized at their fair value of $2.6 million. In December 2020, the Series A Agreement was further amended to authorize the sale of 3,023,751 additional shares of Series A to the same investor in the form of a second operating cash closing. These shares were sold for a purchase price of $1.32 per share, for gross proceeds of $4.0 million and recognized at their fair value of $17.9 million. Immediately after the second operating cash closing in December 2020, the Series A Agreement was terminated; as such, as of December 31, 2020, no additional Series A shares were authorized to be issued. No terms of the existing Series A shares were amended in conjunction with these transactions, and the operating cash closes were intended to provide for a certain investor to be able to purchase additional preferred stock shares outside of those issued in conjunction with milestone achievement and to provide the Company with cash to cover operating expenses.

In January 2021, the Company entered into the Series B Preferred Stock Purchase Agreement (“Series B Agreement”) whereby the Company issued and sold 8,741,726 shares of Series B redeemable convertible preferred stock (“Series B”) at $11.45 per share to designated investors for gross proceeds of $100.1 million. The certificate of incorporation was amended and restated in connection with the execution of the Series B Agreement and authorized the new Series B shares.

In connection with the closing of the Company’s IPO on October 6, 2021, all 25,475,905 shares of issued and outstanding redeemable convertible preferred stock were converted into 25,475,905 shares of the Company’s common stock and are no longer issued and outstanding as of December 31, 2021.

As of December 31, 2020, the Series A redeemable convertible preferred stock (“preferred stock”) consisted of the following (in thousands, except share amounts):

DECEMBER 31, 2020
	PREFERRED	PREFERRED STOCK			COMMON STOCK
	STOCK	ISSUED AND	CARRYING	LIQUIDATION	ISSUABLE UPON
	AUTHORIZED	OUTSTANDING	VALUE	VALUE	CONVERSION
Series A	22,136,987	16,734,179	$41,289	$22,137	16,734,179

The holders of Series A and Series B shares had the following rights and preferences:

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

10. Common Stock

The Company was authorized to issue 500,000,000 and 29,054,797 shares of $0.0001 par value common stock as of December 31, 2021 and 2020, respectively. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preference of the holders of the preferred stock of any series as may be designated by the Board upon any issuance of the preferred stock of any series.

Voting Rights

Each share of common stock entitles the holder to one vote, together with the holders of preferred stock, on all matters submitted to the stockholders for a vote.

Dividends

Holders of common stock shall be entitled to receive dividends if and when they are declared by the Board and after all holders of preferred stock have been paid according to their rights. As of December 31, 2021, no cash dividends have been declared or paid.

Liquidation Rights

After payment to the holders of preferred stock of their liquidation preferences, the remaining assets of the Company are distributed to the holders of common stock.

Restricted Stock

The Company issued restricted common stock to its founders in May 2018, which vest monthly over five years through 2023. At issuance, these shares also contained certain performance-based vesting criteria which were associated with the milestone events for the Series A shares, two of which were achieved in 2020 (see Note 9). In December 2020 in conjunction with the Series A termination, the final performance-based vesting criteria was waived, leaving only service-based vesting criteria remaining as of December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the Company has reserved the following shares of common stock for potential conversion of outstanding preferred stock, the vesting of restricted stock and the exercise of stock options:

	DECEMBER 31,
	2021	2020
Preferred Stock	—	16,734,179
Unvested restricted stock	830,046	825,836
Options to purchase common stock	5,163,643	1,852,141
Total	5,993,689	19,412,156

11. Stock-Based Compensation

Equity Incentive Plans

In June 2018, the Company adopted the 2018 Stock Incentive Plan (the “2018 Plan”) for the issuance of stock options and other stock-based awards. In September 2021, the Company’s board of directors adopted, and its stockholders approved, the Theseus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), which became effective on October 6, 2021 upon the Company’s IPO, and replaced the 2018 Plan, (collectively referred to as, the “Plans”). As of the effective date of the 2021 Plan, no further awards will be made under the 2018 Plan. Any options or awards outstanding under the 2018 Plan remain outstanding and effective and are governed by their existing terms. As of December 31, 2021 and 2020, the number of shares reserved for issuance upon the exercise of outstanding options was 9,094,083 and 2,474,920, respectively. Of those shares reserved for issuance, there were 3,930,440 and 622,779 shares available for future grant as of December 31, 2021 and 2020, respectively.

The 2021 Plan is administered by the Board and provides for the grant of stock options, restricted shares, restricted stock units, and other types of equity awards. The exercise prices, vesting and other restrictions are determined at the discretion of the Board, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the common stock on the date of grant. Stock options awarded under the 2021 Plan expire ten years after the grant date unless the Board sets a shorter term. The expected term of our stock options granted to employees and non-employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. Vesting periods for awards under the plans are determined at the discretion of the Board. Stock options granted to employees and nonemployees typically vest over four years. Shares of restricted stock awards granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over five years. Certain executives who are option holders are able to early exercise stock option awards, even prior to full vesting conditions being met. If and when this occurs, the stock option becomes outstanding restricted stock, and remains restricted until the remaining vesting terms are met. The Company can repurchase these early unvested exercised options. During the year ended December 31, 2021, 345,930 options to purchase common stock were exercised early and they continue to vest as restricted stock awards over the requisite service period. The Company has recognized the proceeds received of $1.4 million as a liability as of December 31, 2021.

The aggregate number of shares of common stock reserved for issuance under the 2021 Plan is equal to the sum of (a) 4,395,080 shares of common stock, plus (b) up to 4,699,003 shares of common stock subject to awards granted under the 2018 Plan that are subsequently forfeited, repurchased by the Company, expire, or lapse unexercised or unsettled and (c) the additional annual increase in shares of common stock reserved for issuance under the 2021 Plan. On the first day of each fiscal year of the Company during the term of the 2021 Plan, commencing on January 1, 2023 and concluding on (and including) January 1, 2031, the aggregate number of shares of common stock reserved for issuance under the 2021 Plan shall automatically increase by a number equal to the lesser of (a) five percent (5%) of the total number of shares of common stock actually issued and outstanding on the last day of the preceding fiscal year or (b) a number of shares of common stock determined by the Company’s board of directors. The Company shall reserve and keep available such number of shares of common stock as will be sufficient to satisfy the requirements of the 2021 Plan.

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

Stock Option Valuation

The assumptions that the Company used in Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted for the years ended December 31, 2021 and 2020 are as follows:

	DECEMBER 31,
	2021	2020
Risk-free interest rate	1.07%	0.51%
Expected term (in years)	5.2 - 6.1	5.97 - 6.00
Expected volatility	75.58% - 83.56%	98.17% - 98.21%
Expected dividend yield	0.00%	0.00%

A summary of option activity under the Plans during the years ended December 31, 2021 and 2020 is as follows (in thousands except share, per share data and contractual terms):

		WEIGHTED-AVERAGE	WEIGHTED-AVERAGE
		PER-SHARE	REMAINING	AGGREGATE
	SHARES	EXERCISE PRICE	CONTRACTUAL TERM	INTRINSIC VALUE
Outstanding as of December 31, 2020	1,852,141	$0.32	9.98	$6,566
Granted	3,664,965	6.31
Exercised	(345,930)	4.03		569
Cancelled or forfeited	(7,533)	4.03
Outstanding as of December 31, 2021	5,163,643	$4.31	9.29	44,463
Options vested and exercisable as of December 31, 2021	662,770	$1.26	9.07	$7,584

There were no options vested as of December 31, 2020. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted-average grant date fair value of options granted during the year ended December 31, 2021 was $5.32. Stock-based compensation expense for options granted of $4.0 million was recorded as of December 31, 2021. As of December 31, 2021, there was $20.7 million of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 3.2 years as of December 31, 2021.

The total fair value of options vested as of December 31, 2021 and 2020 was $2.4 million and $0.1 million, respectively.

Shares of Restricted Common Stock

The Company has granted shares of restricted common stock with the number of shares that vest based on the lesser of the time-based vesting over five years or the achievement of certain milestones. A summary of restricted stock activity under the Plan during the years ended December 31, 2021 and 2020 is as follows:

		WEIGHTED-AVERAGE
		PER-SHARE GRANT-DATE
	SHARES	FAIR VALUE
Unvested shares at December 31, 2020	825,836	$0.83
Vested	(341,720)	0.83
Unvested shares issued as a result of early option exercise	345,930	2.36
Unvested shares at December 31, 2021	830,046	$2.85

In 2019, the restricted common stock awards were modified to add a new performance condition for the operating cash closing of the Series A, which was ultimately achieved in 2019. In 2020, the restricted common stock awards were modified to waive the final requirement to achieve a certain milestone. As a result, as of December 31, 2021, all of the unvested restricted common stock awards are only subject to time-based vesting through the end of the requisite service period. As of December 31, 2021 and 2020, respectively, there was $2.4 million and $0.2 million of unrecognized stock-based compensation expense related to unvested restricted stock. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 1.4 years as of December 31, 2021.

The total fair value of restricted stock vested during the years ended December 31, 2021 and 2020 was $3.7 million and $1.9 million, respectively. The Company recorded stock-based compensation expense for restricted stock of $0.4 million and $0.8 million during the years ended December 31, 2021 and 2020, respectively.

Stock-based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees during the years ended December 31, 2021 and 2020 was as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020
Research and development	$2,250	$825
General and administrative	2,111	227
	$4,361	$1,052

12. Income Taxes

The Company has not recorded a current or deferred tax provision for the years ended December 31, 2021 and 2020.

The effective income tax rate differed from the amount computed by applying the federal statutory rate to the Company’s loss before income taxes as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020
Tax effected at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	5.3	3.7
Stock compensation	(3.0)	(1.8)
Non-deductible expenses	—	(7.0)
Research and development credits	3.3	—
	26.6	15.9
Change in valuation allowance	(26.6)	(15.9)
Total	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities consist of the following at December 31, 2021 and 2020 (in thousands):

	DECEMBER 31,
	2021	2020
Deferred Tax Assets
Net operating loss carryforwards	$9,420	$3,499
Research and development credits	916	10
Stock-based compensation expense	116	—
Accruals and reserves	367	—
Intangible assets	702	755
Fixed assets	—	1
Gross deferred tax assets	11,521	4,265
Deferred Tax Liabilities
Depreciation	$(3)	$—
Gross deferred tax liabilities	(3)	—
Net deferred tax assets before valuation allowance	11,518	4,265
Valuation allowance	(11,518)	(4,265)
Net deferred tax asset	$—	$—

As required by ASC 740, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which is composed principally of net operating loss carryforwards. The Company has determined that it is more likely than not that the Company will not realize the benefits of its federal and state deferred tax assets, and, as a result, a valuation allowance of $11.5 million and $4.3 million has been established at 2021 and 2020, respectively. The change in the valuation allowance was $7.3 million and $1.9 million for the years ended December 31, 2021 and 2020.

The Company has incurred NOLs from inception. At December 31, 2021, the Company had federal and state NOL carryforwards of approximately $34.6 million and $34.1 million, respectively, available to reduce future taxable income, with all of the $34.6 million of the federal NOLs having an unlimited carryover life. The state NOL carryforwards begin to expire in 2037. As of December 31, 2021, the Company also had federal and state research and development tax credit carryforwards of approximately $0.5 million and $0.5 million, respectively, to offset future income taxes, which will begin to expire beginning in 2035.

Under the provisions of the Code, the NOLs and tax credit carryforwards are subject to review and possible adjustment by the IRS and state tax authorities. NOLs and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percentage points, as defined under Sections 382 and 383 of the Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed numerous financings since its inception, which may have resulted in a change in control as defined by Sections 382 and 383 of the Code, or could result in a change in control in the future. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

The Company follows the provisions of ASC 740-10, “Accounting for Uncertainty in Income Taxes,” which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in consolidated financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the consolidated balance sheets; and provides transition and interim period guidance, among other provisions. As of December 31, 2021 and 2020, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its consolidated statements of operations.

For the years ended December 31, 2021 and 2020, no estimated interest or penalties were recognized on uncertain tax positions. The Company does not expect any significant change in its uncertain tax positions in the next 12 months.

The Company files U.S. federal and state income tax returns and is generally subject to income tax examinations by these authorities for all tax years after December 31, 2017. Currently, no federal or state income tax returns are under examination by the respective income tax authorities.

13. Net Loss Per Share

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except share and per share data):

	YEAR ENDED DECEMBER 31,
	2021	2020
Numerator:
Net loss	$(27,308)	$(11,997)
Net loss attributable to common stockholders - basic and diluted	$(27,308)	$(11,997)
Denominator:
Weighted-average common stock outstanding - basic and diluted	9,631,818	568,467
Net loss per share attributable to common stockholders - basic and diluted	$(2.84)	$(21.10)

The Company’s potentially dilutive securities, which include preferred stock, unvested restricted stock and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at December 31, 2021 and 2020 because including them would have had an anti-dilutive effect:

	DECEMBER 31,
	2021	2020
Preferred Stock	—	16,734,179
Unvested restricted stock	830,046	825,836
Options to purchase common stock	5,163,643	1,852,141
	5,993,689	19,412,156

14. Related Party Transactions

Iain Dukes is a founding member of the Company and has served as a member of the Board since June 2018. From June 2018 until April 2021, Dr. Dukes served as the Company’s Chief Executive Officer under a consulting agreement, and from April 2021 until September 2021, Dr. Dukes served as the Executive Chairman. On September 15, 2021, Dr. Dukes transitioned into his role as Chairman of the Board. During the year ended December 31, 2021, Dr. Dukes earned compensation of $0.3 million, of which $54,000 was payable as of year-end. As of December 31, 2021, Dr. Dukes owned 388,324 shares of the Company’s common stock, and held options to purchase an additional 464,637 shares of common stock.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Remediation of Previously Reported Material Weakness

As previously reported in Item 4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, management identified a material weakness in our internal control over financial reporting. Since identifying the material weakness, our management, with the oversight of the Audit Committee of our Board of Directors, engaged in efforts to remediate the material weakness identified. During the quarter ended December 31, 2021, our management completed testing of the remediation activities and determined that the newly implemented controls were operating effectively and have been operating effectively for a sufficient period to conclude that the previously identified material weakness has been remediated.

Changes in Internal Control over Financial Reporting

Other than the remediation of the material weakness described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

None.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the 2022 Annual Meeting of Stockholders within 120 days after December 31, 2021 (the Proxy Statement), and is incorporated in this Annual Report on Form 10-K by reference.

We have adopted a Code of Conduct that applies to all officers, directors and employees in connection with their work for us. The full text of our Code of Conduct is posted on the investor relations page of our website at ir.theseusrx.com/corporate-governance.

We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Conduct by posting such information on our website, at the Internet address and location specified above.

ITEM 11. Executive Compensation

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14. Principal Accounting Fees and Services

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements (included in Part II of this Annual Report on Form 10-K):
●	Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
●	Consolidated Balance Sheets
●	Consolidated Statements of Operations and Comprehensive Loss
●	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
●	Consolidated Statements of Cash Flows
●	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements

(b)	The following exhibits are included herein or incorporated herein by reference:

INDEX TO EXHIBITS

Exhibit No.	Description	Form	File No.	Referenced Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-40869	3.2	November 15, 2021

3.2	Amended and Restated Bylaws of Registrant.	10-Q	001-40869	3.1	November 15, 2021

4.1	Amended and Restated Investors’ Rights Agreement, dated January 22, 2021, by and among the Registrant and the other parties thereto.	S-1	333-259549	4.2	September 15, 2021

4.2	Description of Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934					X

10.1	Form of Indemnification Agreement.	S-1/A	333-259549	10.1	September 30, 2021

10.2	2018 Stock Plan.	S-1	333-259549	10.2	September 15, 2021

10.3	2021 Equity Incentive Plan and forms of equity agreements thereunder.	S-1/A	333-259549	10.3	September 30, 2021

10.4	2021 Employee Stock Purchase Plan and form of subscription agreement.	S-1/A	333-259549	10.4	September 30, 2021

10.5	Compensation Program for Non-Employee Directors.	S-1	333-259549	10.5	September 15, 2021

10.6+	License Agreement by and between ARIAD Pharmaceuticals, Inc. and the Registrant, dated as of June 13, 2018.	S-1	333-259549	10.6	September 15, 2021

10.7	Incentive Bonus Plan.	S-1	333-259549	10.7	September 15, 2021

10.8	Offer Letter, dated September 10, 2021, by and between the Registrant and Timothy P. Clackson.	S-1	333-259549	10.8	September 15, 2021

10.9	Offer Letter, dated September 10, 2021, by and between the Registrant and William C. Shakespeare.	S-1	333-259549	10.9	September 15, 2021

10.10	Offer Letter, dated September 10, 2021, by and between the Registrant and David C. Dalgarno.	S-1	333-259549	10.10	September 15, 2021

10.11	Offer Letter, dated September 10, 2021, by and between the Registrant and Victor M. Rivera.	S-1	333-259549	10.11	September 15, 2021

10.12	Offer Letter, dated September 10, 2021, by and between the Registrant and Bradford D. Dahms.	S-1	333-259549	10.12	September 15, 2021

10.13	Offer Letter, dated May 25, 2021, by and between the Registrant and Kathy Yi.	S-1	333-259549	10.13	September 15, 2021

10.14	Offer Letter, dated July 1, 2021, by and between the Registrant and Iain D. Dukes.	S-1	333-259549	10.14	September 15, 2021

10.15	Lease Agreement, dated September 16, 2021, by and between Theseus Pharmaceuticals, Inc. and MIT 314 Main Street Leasehold LLC.	S-1/A	333-259549	10.15	September 30, 2021

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (contained in the signature page to this Annual Report)					X

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*

The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Theseus Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

+

Certain portions of this agreement have been omitted because the omitted portions are both not material and consists of the type of information that the Registrant both customarily and actually treats as private and confidential.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

THESEUS PHARMACEUTICALS, INC.

Date: March 10, 2022	By:	/s/ Timothy Clackson, Ph.D.
Timothy Clackson, Ph.D. President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Timothy Clackson, Ph.D. and Bradford D. Dahms, and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this registration statement (including post-effective amendments or any abbreviated registration statement and any amendments thereto filed pursuant to Rule 462(b) increasing the number of securities for which registration is sought), and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Clackson, Ph.D. Timothy Clackson, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2022

/s/ Bradford D. Dahms Bradford D. Dahms	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2022

/s/ Iain D. Dukes, D.Phil. Iain D. Dukes, D.Phil.	Chairman and Director	March 10, 2022

/s/ Carl Gordon, Ph.D. Carl Gordon, Ph.D.	Director	March 10, 2022

/s/ Michael Rome Ph.D. Michael Rome Ph.D.	Director	March 10, 2022

/s/ Kathy Yi Kathy Yi	Director	March 10, 2022