Form 10-Q
period 2022-03-31
Theseus Pharmaceuticals, Inc.
filed 2022-05-12
CIK 1745020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-40869

THESEUS PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-0712806
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

314 Main Street Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 400-9491

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	THRX	The Nasdaq Global Market, LLC (Nasdaq Global Select Market)

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

As of May 2, 2022, the registrant had 38,702,650 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”), including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as information included in oral statements or other written statements made or to be made by us, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

●	the ability of our preclinical studies and clinical trials to demonstrate safety and efficacy of product candidates and other positive results;
●	the initiation, timing, progress, results and cost of our research and development programs and our current and future preclinical studies and clinical trials for current product candidate and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, and our research and development programs;
●	the timing, scope and likelihood of regulatory filings and approvals, including timing of investigational new drug applications and final approval by the U.S. Food and Drug Administration of our current product candidate and any future product candidates we may develop;
●	our ability to develop and advance our current product candidate and development programs into, and successfully complete, clinical trials;
●	our manufacturing, commercialization, and marketing capabilities and strategy;
●	our plans relating to commercializing product candidates, if approved, including the geographic areas of focus and sales strategy;
●	the need to hire additional personnel and our ability to attract and retain such personnel;
●	the size of the market opportunity for our product candidate and development programs, including our estimates of the number of patients who suffer from the diseases we are targeting;
●	our competitive position and the success of competing therapies that are or may become available;
●	the beneficial characteristics, and the potential safety, efficacy and therapeutic effects of product candidates;
●	the potential advantages of our integrated research and development approach;
●	our ability to obtain and maintain regulatory approval of product candidates;
●	our plans relating to the further development of product candidates, including additional indications we may pursue;
●	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;

●	our expectations regarding the impact of the COVID-19 pandemic on our business;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our current product candidates and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	our continued reliance on third parties to conduct additional preclinical studies and clinical trials of product candidates, and for the manufacture of product candidates for preclinical studies and clinical trials;
●	our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize product candidates;
●	the pricing and reimbursement of current product candidates and other product candidates we may develop, if approved;
●	the rate and degree of market acceptance and clinical utility of current product candidates and other product candidates we may develop;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our financial performance;
●	the period over which we estimate our existing cash, cash equivalents, and investments will be sufficient to fund our future operating expenses and capital expenditure requirements;
●	the impact of laws and regulations;
●	our expectations regarding the period during which we will remain an emerging growth company under the JOBS Act;
●	our anticipated use of our existing cash resources;
●	developments relating to our competitors and our industry; and
●	other risks and uncertainties, including those listed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 10, 2022 (“Annual Report”).

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” in Part II, Item 1A of our Annual Report and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed with the SEC with the understanding that our actual future results, performance and events and circumstances may be materially different from what we expect.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Theseus Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	MARCH 31,	DECEMBER 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$146,281	$244,662
Short-term investments	85,757	—
Prepaid expenses and other current assets	2,914	3,309
Total current assets	234,952	247,971
Property and equipment, net	37	11
Operating lease right-of-use asset	4,721	—
Long-term investments	4,945	—
Other assets	2,850	2,947
Total assets	$247,505	$250,929
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,425	$1,002
Accrued expenses and other current liabilities	2,779	2,678
Operating lease liability, current portion	1,179	—
Total current liabilities	5,383	3,680
Operating lease liability, net of current portion	3,542	—
Restricted stock liability, net of current portion	728	815
Total liabilities	9,653	4,495
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 38,702,650 shares issued and outstanding as of March 31, 2022 and December 31, 2021	4	4
Additional paid-in capital	310,052	308,008
Accumulated deficit	(72,075)	(61,578)
Accumulated other comprehensive loss	(129)	—
Total stockholders’ equity	237,852	246,434
Total liabilities and stockholders’ equity	$247,505	$250,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

Theseus Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Operating expenses:
Research and development	$6,548	$3,825
General and administrative	4,031	664
Total operating expenses	10,579	4,489
Loss from operations	(10,579)	(4,489)
Other income, net	82	16
Total other income, net	82	16
Net loss	$(10,497)	$(4,473)
Net loss attributable to common stockholders—basic and diluted	$(10,497)	$(4,473)
Weighted-average common stock outstanding—basic and diluted	38,247,970	912,222
Net loss per share attributable to common stockholders—basic and diluted	$(0.27)	$(4.90)

Comprehensive loss:
Net loss	$(10,497)	$(4,473)
Other comprehensive loss:
Unrealized loss on investments	(129)	—
Total comprehensive loss	$(10,626)	$(4,473)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Theseus Pharmaceuticals, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

				ACCUMULATED
	COMMON STOCK		ADDITIONAL	OTHER		TOTAL
	$0.0001 PAR VALUE		PAID-IN	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2021	37,872,604	$4	$308,008	$—	$(61,578)	$246,434
Vesting of restricted stock	85,431	—	—	—	—	—
Stock-based compensation	—	—	2,044	—	—	2,044
Unrealized loss on investments	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	(10,497)	(10,497)
Balance at March 31, 2022	37,958,035	$4	$310,052	$(129)	$(72,075)	$237,852

	REDEEMABLE CONVERTIBLE PREFERRED
	STOCK
	SERIES A		SERIES B		COMMON STOCK		ADDITIONAL		TOTAL
	$0.0001 PAR VALUE		$0.0001 PAR VALUE		$0.0001 PAR VALUE		PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2020	16,734,179	$41,289	—	$—	882,789	$—	$—	$(34,270)	$(34,270)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $208	—	—	8,741,726	99,892	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	85,430	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	548	—	548
Net loss	—	—	—	—	—	—	—	(4,473)	(4,473)
Balance at March 31, 2021	16,734,179	$41,289	8,741,726	$99,892	968,219	$—	$548	$(38,743)	$(38,195)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Theseus Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(10,497)	$(4,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1	1
Stock-based compensation expense	2,044	548
Amortization and accretion of investments	2	—
Non-cash interest income	(162)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	394	(1,545)
Other assets	98	43
Accounts payable	423	(122)
Accrued expenses and other current liabilities	13	348
Net cash used in operating activities	(7,684)	(5,200)
Cash flows from investing activities:
Purchases of short-term and long-term investments	(90,670)	—
Purchases of property and equipment	(27)	—
Net cash used in investing activities	(90,697)	—
Cash flows from financing activities:
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs of $208	—	99,892
Net cash provided by financing activities	—	99,892
Net increase (decrease) in cash and cash equivalents	(98,381)	94,692
Cash and cash equivalents at beginning of year	245,041	8,457
Cash and cash equivalents at end of period	$146,660	$103,149
Supplemental disclosure of cash flows:
Obtaining a right-of-use asset in exchange for an operating lease liability	$4,721	$—

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the dates shown below:
	THREE MONTHS ENDED
	MARCH 31,
	2022	2021
Cash and cash equivalents	$146,281	$103,149
Restricted cash (included in other assets)	379	—
Total cash, cash equivalents, and restricted cash	$146,660	$103,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

Theseus Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of the Business

Theseus Pharmaceuticals, Inc. (“Theseus” or the “Company”) is a clinical-stage biopharmaceutical company focused on improving the lives of cancer patients through the discovery, development and commercialization of transformative targeted therapies. The Company was incorporated in December 2017 under the laws of the State of Delaware, and its principal offices are in Cambridge, Massachusetts.

Reverse Stock Split

On September 27, 2021, the Company effected a one-for-1.32286 reverse stock split of shares of the Company’s common stock and convertible preferred stock. All of the share and per share amounts included in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. Shares of common stock underlying outstanding stock options were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the appropriate securities agreements. Stockholders entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares.

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

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the ASC and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The accompanying condensed consolidated financial statements and footnotes to the condensed consolidated financial statements have been prepared on the same basis as the most recently audited annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2022 and the results of its operations and its cash flows for the three-month periods ended March 31, 2022 and 2021. The results for the three-month period ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021.

In connection with the preparation of its financial statements for the three months ended March 31, 2022, the Company identified an immaterial revision related to the presentation of stock-based compensation expense in the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for each of the three-months ended June 30, 2021 and March 31, 2021. This revision impacts only stock-based compensation expense reported in the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), and has no impact on the Company’s other previously reported financial statements. The effect of the revision was a decrease in stock-based compensation expense of $0.5 million for the three months ended June 30, 2021 (previously reported $1,440; as adjusted to $936), and an increase in stock-based compensation expense of $0.5 million for the three months ended March 31, 2021 (previously reported $44; as adusted $548).

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2022, the Company had an accumulated deficit of $72.1 million. During the three months ended March 31, 2022, the Company incurred a loss of $10.5 million and utilized $7.7 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash, cash equivalents, and investments of $237.0 million at March 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from issuance of the accompanying condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying condensed consolidated financial statements are described in the Company’s audited consolidated financial statements, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 10, 2022 (“Annual Report”). There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2022, except as noted below.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the accompanying notes as of March 31, 2022 and December 31, 2021 and for the three-month periods ended March 31, 2022 and 2021 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2022 and the results of its operations for the three-month periods ended March 31, 2022 and 2021 and its cash flows for the three months ended March 31, 2022 and 2021.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Estimates and judgments are based on historical information and other market-specific or various relevant assumptions, including in certain circumstances, future projections, that management believes to be reasonable under the circumstances. Actual results could differ materially from estimates. Significant estimates and assumptions are used for, but not limited to, the accruals for research and development expenses, the incremental borrowing rate for determining the operating lease right-of-use (“ROU”) asset and lease liabilities, and for periods prior to the completion of the IPO, the determination of fair value of equity instruments, and the fair value of the preferred stock tranche rights and the anti-dilution right, and stock-based compensation expense.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and investments. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash in financial institutions that it believes have high credit quality and have not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Such deposits have and will continue to exceed federally insured limits. The Company has not experienced any losses on its cash deposits. The Company’s short-term and long-term investments are invested in high grade securities with limited concentration in any one issuer, and as a result, the Company believes represent minimal credit risk.

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

Investments

All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Investments with contractual maturities less than 12 months at the balance sheet date are considered short-term investments. Those investments with contractual maturities 12 months or greater at the balance sheet date are considered long-term investments. Dividend and interest income are recognized in the Company’s condensed consolidated statements of operations and comprehensive loss when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). The cost of the Company’s available-for-sale debt securities is adjusted for amortization of premium and accretion of discounts to maturity. The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in statements of operations, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income (loss).

Leases

Prior to January 1, 2021, the Company accounted for leases in accordance with FASB Accounting Standards Codification (“ASC”) ASC 840, Leases. At lease inception, the Company determined if an arrangement was an operating or capital lease. For operating leases, the Company recognized rent expense, inclusive of rent escalations, on a straight-line basis over the lease term.

Effective on January 1, 2021, the Company accounts for leases in accordance with ASC Topic 842, Leases (“ASC 842”). In accordance with ASC 842, the Company determines whether an arrangement is or contains a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company classifies leases at the lease commencement date, when control of the underlying asset is transferred from the lessor to the Company, as operating or finance leases and records a ROU asset and a lease liability on the consolidated balance sheet for all real-estate leases with an initial lease term of greater than 12 months. Leases with a lease term of 12 months or less are not recorded on the balance sheet, but payments are recognized as expense on a straight-line basis over the lease term.

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

The Company enters into contracts that contain both lease and non-lease components. Non-lease components may include maintenance, utilities, and other operating costs. For all real estate asset classes, the Company combines the lease and non-lease components of fixed costs in its lease arrangements as a single lease component. Variable costs, such as utilities or maintenance costs, are not included in the measurement of ROU assets and lease liabilities, but rather are expensed when the event determining the amount of variable consideration to be paid occurs.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders, including unrealized gains and losses on investments. The unrealized losses on investments represent the only component of other comprehensive loss that is excluded from the reported net loss.

Recently Issued and Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its condensed consolidated financial statements and disclosures. The recently issued and adopted accounting pronouncements pertaining to the Company are disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2021, which were included in the Company’s Annual Report. Since the date of those financial statements, there have been no changes.

3. Fair Value of Financial Assets and Liabilities

The carrying values of other current assets, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these instruments. The Company’s investments, which may include both short-term and long-term investment securities consisting of high-quality, marketable debt instruments of corporations are measured at fair value in accordance with the fair value hierarchy.

Assets measured at fair value on a recurring basis as of March 31, 2022 are as follows (in thousands):

	FAIR VALUE MEASUREMENTS AT MARCH 31, 2022
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$29,249	$—	$—	$29,249
Investments:
Commercial paper	—	25,344	—	25,344
Corporate debt securities	—	41,425	—	41,425
Asset-backed securities	—	1,997	—	1,997
Government securities	—	21,936	—	21,936
Total financial assets	$29,249	$90,702	$—	$119,951

During the year ended December 31, 2021, there were no assets or liabilities measured at fair value. During the three months ended March 31, 2022 and the year ended December 31, 2021, there were no transfers between fair value levels.

4. Investments

The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. In accordance with the Company’s investment policy, it has invested funds in marketable securities as of March 31, 2022. The Company’s investments are classified as available-for-sale investments.

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of investments by types and classes of security at March 31, 2022 consisted of the following (in thousands):

	MARCH 31, 2022
	MATURITY	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	IN YEARS	COST	GAIN	LOSS	VALUE
Commercial paper	less than 1	$25,344	$—	$—	$25,344
Corporate debt securities	less than 1	36,550	—	(70)	36,480
Asset-backed securities	less than 1	2,005	—	(8)	1,997
Government securities	less than 1	21,945	2	(11)	21,936
Short-term investments		$85,844	$2	$(89)	$85,757

Corporate debt securities	1 - 2	4,987	—	(42)	4,945
Long-term investments		$4,987	$—	$(42)	$4,945

The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. At March 31, 2022, the Company did not have any securities in material unrealized loss positions. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. Further, such investments are invested in high grade securities. As such, the Company has classified these losses as temporary in nature.

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of March 31, 2022.

5. Property and Equipment, net

Property and equipment, net consisted of the following as of March 31, 2022 and as of December 31, 2021 (in thousands):

	MARCH 31,	DECEMBER 31,
	2022	2021
Computer equipment	$39	$12
Less: accumulated depreciation	(2)	(1)
Property and equipment, net	$37	$11

Depreciation expense for each of the three-month periods ended March 31, 2022 and 2021 was approximately $1,000. There were no impairments recorded to date.

6. License Agreements

During the three months ended March 31, 2022, there were no changes to the Company’s license agreement with ARIAD Pharmaceuticals, Inc. (“ARIAD”). For a summary of the terms of the license agreement, including the Company’s accounting treatment, please refer to Note 7 to the Company’s audited consolidated financial statements for the year ended December 31, 2021, included in the Company’s Annual Report.

7. Leases

On July 19, 2021, the Company entered into a lease agreement for office space in Cambridge, Massachusetts, on a month-to-month basis, which was determined to be a short-term lease as the Company was not reasonably certain to extend the lease beyond twelve months. The Company recognizes lease payments as incurred over the lease term, and recognized short-term lease expense of $0.1 million for the three months ended March 31, 2022.

On September 16, 2021, the Company entered into an operating lease agreement for 7,351 rentable square feet of office space located in Cambridge, Massachusetts. The premises required additional build-out at the time the lease agreement was entered into. The lease commenced in March 2022 when the space was made available for use. Upon lease commencement, the Company recorded a ROU asset of $4.7 million and a corresponding lease liability of $4.7 million. The lease has a term of 7 years and an expiration date of March 22, 2029, with lease payments made on a monthly basis. The initial annual base rent is approximately $0.8 million, subject to a 3% annual rent increase, plus an allocation of the Company’s proportionate share of building operating costs such as maintenance, utilities, and insurance that are treated as variable costs and excluded from the measurement of the lease. The Company is entitled to one option to extend the lease term for an additional period of five years. The option to extend the lease term is not reflected in the ROU asset and lease liability as it is not reasonably certain of being exercised. Pursuant to the terms of the lease, the Company provided a security deposit in the form of a letter of credit in the amount of approximately $0.4 million upon signing, which is recognized as restricted cash within other assets on the condensed consolidated balance sheets.

As of March 31, 2022, the weighted-average remaining lease term was 7 years, and the weighted-average discount rate was 9.1%.

The following table presents future lease payments under the terms of the Company’s operating leases as of March 31, 2022, including a reconciliation to the present value of operating lease liabilities recognized in the condensed consolidated balance sheet (in thousands):

Remainder of 2022	$1,024
2023	774
2024	797
2025	821
2026	846
Thereafter	1,995
Total future minimum lease payments	6,257
Less: imputed interest	(1,536)
Present value of lease liabilities	$4,721

8. Commitments and Contingencies

Legal Proceedings

The Company may from time to time be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2022 or the year ended December 31, 2021, and no material legal proceedings are currently pending or, to the best of the Company’s knowledge, threatened.

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

401(k) Plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of management. The Company contributed $0.1 million to the 401(k) Plan during the three months ended March 31, 2022. There were no employer contributions made to the 401(k) Plan during the year ended December 31, 2021.

9. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue up to 50,000,000 shares of $0.0001 par value preferred stock as of March 31, 2022 and December 31, 2021, respectively. There were no shares of preferred stock outstanding as of March 31, 2022 and December 31, 2021, respectively.

Common Stock

The Company was authorized to issue 500,000,000 shares of $0.0001 par value common stock as of March 31, 2022 and as of December 31, 2021, respectively. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preference of the holders of any series of preferred stock.

Voting Rights

Each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote.

Dividends

Subject to preferences that may apply to shares of preferred stock outstanding at the time, the holders of outstanding shares of the Company’s common stock are entitled to receive dividends out of funds legally available if and when the Board, in its discretion, determines to issue dividends. As of March 31, 2022, no cash dividends have been declared or paid.

Liquidation Rights

Upon the Company’s dissolution, liquidation, or winding-up, the assets legally available for distribution to stockholders are distributable ratably among holders of the Company’s common stock, subject to prior satisfaction of all outstanding debt and liabilities, and the preferential rights and payment of liquidation preferences, if any, on any outstanding shares of preferred stock.

10. Stock-Based Compensation

Equity Incentive Plans

In September 2021, the Company adopted the Theseus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), which replaced the 2018 Stock Incentive Plan (the “2018 Plan”) and allows for the issuance of stock options, restricted stock awards, restricted stock units (“RSUs”), and other types of equity awards. No further awards were made under the 2018 Plan as of the effective date of the 2021 Plan. Any options or awards outstanding under the 2018 Plan are governed by their existing terms. As of March 31, 2022 and December 31, 2021, the number of shares of common stock reserved for issuance was 9,094,083 shares for each such period end. Of those shares reserved for issuance, there were 2,237,340 and 3,930,440 shares available for future grant under the 2021 Plan as of March 31, 2022 and December 31, 2021, respectively.

The 2021 Plan is administered by the Board (or its compensation committee), and the exercise prices, vesting and other restrictions for the awards are determined at the discretion of the Board, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the common stock on the date of grant. Stock options awarded under the 2021 Plan expire ten years after the grant date unless the Board sets a shorter term. The expected term of stock options granted to employees and non-employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. Stock options granted to employees and nonemployees typically vest over four years. Shares of restricted stock awards granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over five years. Certain executives who are option holders are able to early exercise stock option awards prior to full satisfaction of the vesting conditions. If and when this occurs, the executive receives restricted common stock upon exercise of the option, and the shares remain subject to the Company’s right of repurchase until the remaining vesting terms are met. During the year ended December 31, 2021, 345,930 options to purchase common stock were exercised early. The Company recognized the proceeds received of $1.4 million as a liability as of December 31, 2021. There were no early exercises of options during the three months ended March 31, 2022.

Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “ESPP”) permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. The ESPP is implemented through a series of offering periods of up to 27 months, which may consist of one or more purchase periods. A total of 400,000 shares of common stock were initially reserved for issuance under the ESPP.

Stock Option Valuation

The assumptions that the Company used in Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted are as follows:

	FOR THE THREE MONTHS ENDED	FOR THE YEAR ENDED
	MARCH 31, 2022	DECEMBER 31, 2021
Risk-free interest rate	1.60% - 2.16%	1.07%
Expected term (in years)	6.1	5.2 - 6.1
Expected volatility	78.00% - 78.90%	75.58% - 83.56%
Expected dividend yield	0.00%	0.00%

A summary of option activity under the 2021 Plan during the three months ended March 31, 2022 is as follows (in thousands except share, per share data and contractual terms):

		WEIGHTED-AVERAGE	WEIGHTED-AVERAGE
		PER-SHARE	REMAINING	AGGREGATE
	SHARES	EXERCISE PRICE	CONTRACTUAL TERM	INTRINSIC VALUE
Outstanding as of December 31, 2021	5,163,643	$4.31	9.29	$44,463
Granted	1,657,200	11.22
Outstanding as of March 31, 2022	6,820,843	$5.99	9.25	39,468
Options vested and exercisable as of March 31, 2022	844,039	$1.43	8.83	$8,566

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted-average per share grant date fair value of options granted during the three months ended March 31, 2022 and 2021 was $7.68 and $5.46, respectively. As of March 31, 2022, there was $31.5 million of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 3.1 years as of March 31, 2022.

Restricted Stock Units

The Company issues RSUs that generally vest over a four-year period with 25% of the RSUs vesting one year from the vesting commencement date, and the remainder vesting quarterly thereafter over the following 36 months. Any unvested shares will be forfeited upon termination of services. The fair value of an RSU is equal to the fair market value price of the Company’s common stock on the date of grant.

A summary of RSU activity during the three months ended March 31, 2022 is as follows:

		WEIGHTED-AVERAGE
		PER-SHARE GRANT-DATE
	SHARES	FAIR VALUE
Unvested shares at December 31, 2021	—	$—
Granted	35,900	11.21
Unvested shares at March 31, 2022	35,900	$11.21

As of March 31, 2022, there was $0.4 million of unrecognized stock-based compensation expense related to unvested RSUs. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 3.9 years as of March 31, 2022.

Shares of Restricted Common Stock

The Company issued shares of restricted common stock to its founders in May 2018, which vest monthly over five years through 2023. At issuance, these shares also contained certain performance-based vesting criteria which were associated with the milestone events applicable to the formerly outstanding shares of Series A preferred stock, two of which were achieved in 2020. In December 2020 in conjunction with the termination of the Series A preferred stock purchase agreement, the final performance-based vesting criteria was waived, leaving only service-based vesting criteria remaining for the founders’ shares through the end of the requisite service period, as of March 31, 2022. As noted above, certain executives who are option holders are able to early exercise stock option awards prior to full satisfaction of the vesting conditions. If and when such exercise occurs, the executive receives shares of restricted common stock. Early exercise shares are included in the table below.

A summary of restricted common stock activity during the three months ended March 31, 2022 is as follows:

		WEIGHTED-AVERAGE
		PER-SHARE GRANT-DATE
	SHARES	FAIR VALUE
Unvested shares at December 31, 2021	830,046	$2.85
Vested	(85,431)	0.83
Unvested shares at March 31, 2022	744,615	$3.08

As of March 31, 2022, there was $2.3 million of unrecognized stock-based compensation expense related to unvested restricted common stock. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.0 years as of March 31, 2022.

Stock-based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees during the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Research and development	$1,008	$439
General and administrative	1,036	109
	$2,044	$548

11. Income Taxes

Income taxes for the three months ended March 31, 2022 and 2021 have been calculated based on an estimated annual effective tax rate and certain discrete items. For the three months ended March 31, 2022 and 2021, no income tax was recorded, as the Company recognized losses and maintains a full valuation allowance against its net deferred tax assets. The Company has never been examined by the Internal Revenue Service or any other jurisdiction for any tax years and, as such, all years within the applicable statutes of limitations are potentially subject to audit.

12. Net Loss Per Share

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except share and per share data):

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Numerator:
Net loss	$(10,497)	$(4,473)
Net loss attributable to common stockholders - basic and diluted	$(10,497)	$(4,473)
Denominator:
Weighted-average common stock outstanding - basic and diluted	38,247,970	912,222
Net loss per share attributable to common stockholders - basic and diluted	$(0.27)	$(4.90)

The Company’s potentially dilutive securities, which include preferred stock, unvested restricted common stock, unvested RSUs and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2022 and 2021 because including them would have had an anti-dilutive effect:

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Preferred Stock	—	25,475,905
Unvested restricted stock	744,615	740,406
Unvested RSUs	35,900	—
Options to purchase common stock	6,820,843	2,034,953
	7,601,358	28,251,264

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes, included in our Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report includes forward-looking statements that involve risks and uncertainties, such as statements of our plans, strategies, objectives, expectations, and intentions. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements.

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

Our second program is focused on next-generation inhibitors of epidermal growth factor receptor, or EGFR, that are active against C797S, the most common EGFR mutation that causes resistance to first- or later-line osimertinib treatment in patients with non-small cell lung cancer, or NSCLC. We have developed a series of fourth-generation EGFR inhibitors designed to inhibit the full range of single-, double- and triple-mutant variants found in the tumors of patients with EGFR-mutant NSCLC that have developed resistance to osimertinib in first- or later-line therapy, including the C797S mutation. We intend to nominate a development candidate from our EGFR inhibitor program in the third quarter of 2022, and thereafter initiate IND-enabling studies, and expect to file an Investigational New Drug, or IND, application for this program in 2023.

In addition, we are evaluating several potential targets and intend to select one as our next program in 2022.

Since our inception in December 2017, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development activities, including with respect to our pan-KIT inhibitor and our epidermal growth factor receptor, or EGFR, inhibitor development programs. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have financed our operations primarily through the sale and issuance of approximately $282.1 million of our Preferred Stock and common stock including the net proceeds from the underwriters’ partial exercise of their option to purchase additional shares in our IPO. Upon the closing of the IPO, each outstanding share of our Preferred Stock automatically converted into one share of common stock.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more product candidates. Our net losses were $10.5 million and $4.5 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $72.1 million. We expect to continue to incur significant and increasing losses for the foreseeable future. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of March 31, 2022, we had cash, cash equivalents, and investments of $237.0 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investments, will be sufficient to fund our operations and capital expenses into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See section titled “—Liquidity and Capital Resources.”

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

Initial Public Offering

On October 6, 2021, our Registration Statement on Form S-1 (File No. 333-259549) relating to our IPO was declared effective by the SEC, and we filed a Registration Statement on Form S-1 MEF (File No. 333-

260102) pursuant to Rule 462(b) of the Securities Act. Pursuant to the Registration Statements and in connection with the IPO, we issued and sold an aggregate of 11,172,190 shares of common stock (inclusive of 1,171,990 shares pursuant to the partial exercise of the underwriters’ option to purchase additional shares) at a price of $16.00 per share for aggregate cash proceeds of $162.5 million, net of underwriting discounts and commissions and offering costs payable by us. Upon closing the IPO, all outstanding shares of our Preferred Stock automatically converted into an aggregate of 25,475,905 shares of common stock.

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

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors or our estimate of the level of service that has been performed at each reporting date. Payments for these external development activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our condensed consolidated financial statements as prepaid expenses or accrued expenses. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized, even when there is no alternative future use for the research and development. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase for the foreseeable future as we advance a clinical trial for our lead product candidate, THE-630, and continue to discover and develop additional product candidates, expand our headcount and maintain, expand and enforce our intellectual property portfolio. If any product candidates enter into later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. There are numerous factors associated with the successful development and commercialization of any product candidates we may develop in the future, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development program and plans.

The successful development of our current lead product candidate, THE-630, or any product candidates we may develop in the future is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development and commercialization of THE-630 and any other product candidates we may develop. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of any current or future product candidate, if approved. This is due to the numerous risks and uncertainties associated with product development, including the uncertainty of:

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

Other Income, Net

Other income, net primarily consists of interest income, which is earned on cash equivalents that generate interest on a monthly basis, and short-term and long-term investments.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021	CHANGE
Operating expenses:
Research and development	$6,548	$3,825	$2,723
General and administrative	4,031	664	3,367
Total operating expenses	10,579	4,489	6,090
Loss from operations	10,579	4,489	6,090
Other income, net	82	16	66
Total other income, net	82	16	66
Net loss	$(10,497)	$(4,473)	$(6,024)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021	CHANGE
Pan-KIT inhibitor program (THE-630)	$2,741	$3,221	$(480)
Fourth-generation EGFR inhibitor program	2,099	362	1,737
Discovery programs	1,708	242	1,466
	$6,548	$3,825	$2,723

The increase in research and development expenses was primarily attributable to the following:

●	a $0.5 million decrease in costs related to the clinical and preclinical development of THE-630, primarily due to a decrease in CRO expenses of $0.6 million, partially offset by an increase in allocated salary and benefit related expense of $0.2 million;
●	a $1.7 million increase in costs related to our fourth-generation EGFR inhibitor program, including an increase in CRO expenses of $1.0 million, an increase in stock-based compensation expense of $0.2 million, and an increase in allocated salary and benefit related expenses of $0.5 million; and
●	a $1.5 million increase in costs related to our discovery programs, including an increase in CRO expenses of $0.5 million, an increase in stock-based compensation expense of $0.4 million, and an increase in salary and benefit related expense of $0.6 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021	CHANGE
Personnel-related expenses (including stock-based compensation)	$2,282	$224	$2,058
Facilities and supplies	104	3	101
Legal and professional fees	1,410	350	1,060
Other expenses	235	87	148
	$4,031	$664	$3,367

The increase in general and administrative expenses was primarily attributable to the following:

●	a $2.1 million increase in personnel-related costs, including an increase in stock-based compensation expense of $0.9 million, and an increase in salary and benefit related expense of $1.2 million; and
●	a $1.1 million increase in professional fees, including legal and audit expenses.

Total Other Income, Net

Total other income, net was $82,000 for the three months ended March 31, 2022, and consisted primarily of interest income. During the three months ended March 31, 2021, other income of $16,000 was recorded.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. As of March 31, 2022, we had cash, cash equivalents, and investments of $237.0 million.

We have funded our operations primarily with aggregate net proceeds of approximately $282.1 million from sales of our Preferred Stock and common stock, including the net proceeds received from the underwriters’ partial exercise of their over-allotment option.

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021
Net cash used in operating activities	$(7,684)	$(5,200)
Net cash used in investing activities	(90,697)	—
Net cash provided by financing activities	—	99,892
Net (decrease) increase in cash	$(98,381)	$94,692

Net Cash Used in Operating Activities

During the three months ended March 31, 2022, net cash used in operating activities was $7.7 million, primarily due to our net loss of $10.5 million, partially offset by $2.0 million of stock-based compensation expense, a $0.4 million change in accounts payable, a $0.1 million change in other assets, and a $0.4 million change in prepaid expenses and other current assets.

During the three months ended March 31, 2021, net cash used in operating activities was $5.2 million, primarily due to our net loss of $4.5 million, uses of cash for prepaid expenses and other current assets of $1.5 million and a $0.1 million change in accounts payable, partially offset by $0.5 million of stock-based compensation expense, and a $0.3 million change in accrued expenses and other current liabilities.

Net Cash Used in Investing Activities

During the three months ended March 31, 2022, net cash used in investing activities was $90.7 million, and resulted from our purchases of short-term and long-term investments. No cash was provided by or used in investing activities for the three months ended March 31, 2021.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2021, net cash provided by financing was $99.9 million, resulting from proceeds received from the issuance and sale of shares of our Series B Preferred Stock, net of issuance costs. No cash was provided by or used in financing activities for the three months ended March 31, 2022.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue research and development and advance our THE-630 clinical trial and advance the preclinical development of our other programs. Furthermore, we expect to continue to incur additional costs associated with operating as a public company including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

Based on our current operating plan, we believe that our cash, cash equivalents, and investments of $237.0 million as of March 31, 2022 will be sufficient to fund our operations and capital expenses into the second half of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Contractual Obligations

We did not have during the periods presented, and we do not currently have, any material contractual obligations, other than as described below. Refer to Note 8 in our condensed consolidated financial statements included elsewhere in this Quarterly Report for further details.

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

Lease

On July 19, 2021, we entered into a lease agreement for office space in Cambridge, Massachusetts, on a month-to-month basis, which was determined to be a short-term lease as we were not reasonably certain to extend the lease beyond twelve months. We recognized lease payments as incurred over the lease term, and recognized short-term lease expense of $0.1 million for the three months ended March 31, 2022.

On September 16, 2021, we entered into an operating lease agreement for 7,351 rentable square feet of office space located in Cambridge, Massachusetts. The premises required additional build-out at the time the lease agreement was entered into. The lease commenced in March 2022 when the space was made available for use. Upon lease commencement, we recorded a ROU asset of $4.7 million and a corresponding lease liability of $4.7 million. The lease has a term of 7 years and an expiration date of March 22, 2029, with lease payments made on a monthly basis. The initial annual base rent is approximately $0.8 million, subject to a 3% annual rent increase, plus an allocation of the our proportionate share of building operating costs such as maintenance, utilities, and insurance that are treated as variable costs and excluded from the measurement of the lease. We are entitled to one option to extend the lease term for an additional period of five years. The option to extend the lease term is not reflected in the ROU asset and lease liability as it is not reasonably certain of being exercised. Pursuant to the terms of the lease, we provided a security deposit in the form of a letter of credit in the amount of approximately $0.4 million upon signing, which is recognized as restricted cash within other assets on the condensed consolidated balance sheets.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the condensed consolidated financial statements prospectively from the date of change in estimates. There have been no significant changes to our critical accounting policies from those described in our Annual Report.

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

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to litigation and other legal proceedings. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material effect on our business, financial condition or operating results.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes to the risk factors included in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Securities

None.

Use of Proceeds from Initial Public Offering

On October 12, 2021, we closed our initial public offering (the “IPO”), in which we sold 10,000,200 shares of our common stock at a public offering price of $16.00 per share. On October 25, 2021, the Underwriters (as defined below) exercised their option to purchase an additional 1,171,990 shares of our common stock at the public offering price of $16.00 per share. After deducting underwriting discounts, commissions and offering expenses, the aggregate net offering proceeds raised in the IPO was approximately $162.5 million. All of the shares issued and sold in the IPO were registered under the Securities Act, pursuant to a Registration Statement on Form S-1 (File No. 333-259549), which was declared effective by the SEC on October 6, 2021, and a Registration Statement on Form S-1 MEF (File No. 333-260102) filed pursuant to Rule 462(b) of the Securities Act. No payments for such offering expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

Jefferies LLC, SVB Leerink LLC and Cantor Fitzgerald & Co. acted as joint book-running managers, and Wedbush Securities Inc. acted as lead manager for the offering, or collectively, the Underwriters.

There has been no material change in the planned use of proceeds from the IPO from that described in the final prospectus filed with the SEC on October 7, 2021.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference

No.	Description of Exhibit	Form	File No.	Referenced Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-Q	001-40869	3.2	November 15, 2021
3.2	Amended and Restated Bylaws of Registrant.	10-Q	001-40869	3.1	November 15, 2021
4.1	Amended and Restated Investors’ Rights Agreement, dated January 22, 2021, by and among the Registrant and the other parties thereto.	S-1	333-259549	4.2	September 15, 2021
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are					X

embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X
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

Company Name

Date: May 12, 2022	By:	/s/ Timothy P. Clackson
Name: Timothy P. Clackson, Ph.D.
Title: President and Chief Executive Officer
(Principal Executive Officer)
Date: May 12, 2022	By:	/s/ Bradford D. Dahms
Name: Bradford D. Dahms
Title: Chief Financial Officer (Principal Financial and Accounting Officer)