Form 10-Q
period 2022-06-30
Theseus Pharmaceuticals, Inc.
filed 2022-08-11
CIK 1745020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 38,713,430 shares of common stock, $0.0001 par value per share, outstanding.

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

Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

●	the ability of our preclinical studies and clinical trials to demonstrate safety and efficacy of product candidates and other positive results;
●	the initiation, timing, progress, results and cost of our research and development programs and our current and future preclinical studies and clinical trials for current product candidates and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, and our research and development programs;
●	the timing, scope and likelihood of regulatory filings and approvals, including timing of investigational new drug applications and final approval by the U.S. Food and Drug Administration of our current product candidates and any future product candidates we may develop;
●	our ability to develop and advance our current product candidates and development programs into, and successfully complete, clinical trials;
●	our manufacturing, commercialization, and marketing capabilities and strategy;
●	our plans relating to commercializing product candidates, if approved, including the geographic areas of focus and sales strategy;
●	the need to hire additional personnel and our ability to attract and retain such personnel;
●	the size of the market opportunity for our product candidates and development programs, including our estimates of the number of patients who suffer from the diseases we are targeting;
●	our competitive position and the success of competing therapies that are or may become available;
●	the beneficial characteristics, and the potential safety, efficacy and therapeutic effects of product candidates;
●	the potential advantages of our integrated research and development approach;
●	our ability to obtain and maintain regulatory approval of product candidates;
●	our plans relating to the further development of product candidates, including additional indications we may pursue;

●	existing regulations and laws and regulatory developments in the United States, Europe and other jurisdictions;
●	our expectations regarding the impact of the COVID-19 pandemic on our business and the timing and enrollment of our clinical trials;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our current product candidates and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	our continued reliance on third parties to conduct additional preclinical studies and clinical trials of product candidates;
●	our ability to contract with third-party suppliers and manufacturers for the manufacture of product candidates for preclinical studies and clinical trials and their ability to perform timely and adequately as a result of supply chain constraints or otherwise;
●	our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize product candidates;
●	the pricing and reimbursement of current product candidates and other product candidates we may develop, if approved;
●	the rate and degree of market acceptance and clinical utility of current product candidates and other product candidates we may develop;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our financial performance;
●	the period over which we estimate our existing cash, cash equivalents, and investments will be sufficient to fund our future operating expenses and capital expenditure requirements;
●	our expectations regarding the period during which we will remain an emerging growth company under the JOBS Act;
●	our anticipated use of our existing cash resources;
●	developments relating to our competitors, our industry or the economy; and
●	other risks and uncertainties, including those listed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 10, 2022 (“Annual Report”).

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Theseus Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	JUNE 30,	DECEMBER 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$135,091	$244,662
Short-term investments	89,704	—
Prepaid expenses and other current assets	2,722	3,309
Total current assets	227,517	247,971
Property and equipment, net	380	11
Operating lease right-of-use asset	4,596	—
Long-term investments	3,807	—
Other assets	1,989	2,947
Total assets	$238,289	$250,929
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,505	$1,002
Accrued expenses and other current liabilities	2,932	2,678
Operating lease liability, current portion	774	—
Total current liabilities	5,211	3,680
Operating lease liability, net of current portion	3,442	—
Restricted stock liability, net of current portion	641	815
Total liabilities	9,294	4,495
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 38,713,430 and 38,702,650 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	313,047	308,008
Accumulated deficit	(83,724)	(61,578)
Accumulated other comprehensive loss	(332)	—
Total stockholders’ equity	228,995	246,434
Total liabilities and stockholders’ equity	$238,289	$250,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

Theseus Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$7,344	$4,485	$13,892	$8,310
General and administrative	4,736	2,329	8,767	2,993
Total operating expenses	12,080	6,814	22,659	11,303
Loss from operations	(12,080)	(6,814)	(22,659)	(11,303)
Other income, net	431	7	513	23
Total other income, net	431	7	513	23
Net loss	$(11,649)	$(6,807)	$(22,146)	$(11,280)
Net loss attributable to common stockholders—basic and diluted	$(11,649)	$(6,807)	$(22,146)	$(11,280)
Weighted-average common stock outstanding—basic and diluted	38,415,379	997,326	38,332,605	955,085
Net loss per share attributable to common stockholders—basic and diluted	$(0.30)	$(6.82)	$(0.58)	$(11.81)

Comprehensive loss:
Net loss	$(11,649)	$(6,807)	$(22,146)	$(11,280)
Other comprehensive loss:
Unrealized loss on investments	(203)	—	(332)	—
Total comprehensive loss	$(11,852)	$(6,807)	$(22,478)	$(11,280)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Theseus Pharmaceuticals, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

				ACCUMULATED
	COMMON STOCK		ADDITIONAL	OTHER		TOTAL
	$0.0001 PAR VALUE		PAID-IN	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2021	37,872,604	$4	$308,008	$—	$(61,578)	$246,434
Vesting of restricted stock	85,431	—	—	—	—	—
Stock-based compensation	—	—	2,044	—	—	2,044
Unrealized loss on investments	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	(10,497)	(10,497)
Balance at March 31, 2022	37,958,035	$4	$310,052	$(129)	$(72,075)	$237,852
Vesting of restricted stock	85,431	—	—	—	—	—
Stock-based compensation	—	—	2,518	—	—	2,518
Vesting of early exercised options	100,895	—	407	—	—	407
Issuance of common stock under employee stock purchase plan	10,780	—	70	—	—	70
Unrealized loss on investments	—	—	—	(203)	—	(203)
Net loss	—	—	—	—	(11,649)	(11,649)
Balance at June 30, 2022	38,155,141	$4	$313,047	$(332)	$(83,724)	$228,995

	REDEEMABLE CONVERTIBLE PREFERRED
	STOCK
	SERIES A		SERIES B		COMMON STOCK		ADDITIONAL		TOTAL
	$0.0001 PAR VALUE		$0.0001 PAR VALUE		$0.0001 PAR VALUE		PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2020	16,734,179	$41,289	—	$—	882,789	$—	$—	$(34,270)	$(34,270)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $208	—	—	8,741,726	99,892	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	85,430	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	548	—	548
Net loss	—	—	—	—	—	—	—	(4,473)	(4,473)
Balance at March 31, 2021	16,734,179	$41,289	8,741,726	$99,892	968,219	$—	$548	$(38,743)	$(38,195)
Vesting of restricted stock	—	—	—	—	85,430	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	936	—	936
Net loss	—	—	—	—	—	—	—	(6,807)	(6,807)
Balance at June 30, 2021	16,734,179	$41,289	8,741,726	$99,892	1,053,649	$—	$1,484	$(45,550)	$(44,066)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Theseus Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(22,146)	$(11,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	12	1
Stock-based compensation expense	4,562	1,484
Amortization and accretion of investments	(55)	—
Non-cash interest income	(311)	—
Non-cash operating lease expense	125	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	586	(1,626)
Other assets	960	(1,884)
Accounts payable	504	247
Accrued expenses and other current liabilities	486	1,100
Operating lease liability	(505)	—
Net cash used in operating activities	(15,782)	(11,958)
Cash flows from investing activities:
Purchases of short-term and long-term investments	(93,477)	—
Purchases of property and equipment	(381)	—
Net cash used in investing activities	(93,858)	—
Cash flows from financing activities:
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs of $208	—	99,892
Payment of initial public offering costs	—	(200)
Proceeds from issuance of common stock under employee stock purchase plan	70	—
Proceeds from early exercise of options	—	1,395
Net cash provided by financing activities	70	101,087
Net (decrease) increase in cash and cash equivalents	(109,570)	89,129
Cash and cash equivalents at beginning of year	245,040	8,457
Cash and cash equivalents at end of period	$135,470	$97,586
Supplemental disclosure of cash flows:
Vesting of early exercised options	$407	$—
Obtaining a right-of-use asset in exchange for an operating lease liability	$4,721	$—
Deferred financing costs in accounts payable	$—	$388
Deferred financing costs in accrued expenses	$—	$230

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the dates shown below:
	SIX MONTHS ENDED
	JUNE 30,
	2022	2021
Cash and cash equivalents	$135,091	$97,586
Restricted cash (included in other assets)	379	—
Total cash, cash equivalents, and restricted cash	$135,470	$97,586

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

In connection with the closing of the IPO, the Company amended and restated its certificate of incorporation to among other things: (a) authorize 500,000,000 shares of common stock; (b) eliminate all references to the previously existing series of redeemable convertible preferred stock; and (c) authorize 50,000,000 shares of preferred stock that may be issued from time to time by the Company’s board of directors (the “Board”) in one or more series.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The accompanying condensed consolidated financial statements and footnotes to the condensed consolidated financial statements have been prepared on the same basis as the most recently audited annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2022 and the results of its operations and its cash flows for the interim periods presented. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December

31, 2022, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021.

In connection with the preparation of its financial statements for the three months ended March 31, 2022, the Company identified an immaterial revision related to the presentation of stock-based compensation expense in the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for each of the three-months ended June 30, 2021 and March 31, 2021. This revision impacts only stock-based compensation expense reported in the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), and has no impact on the Company’s other previously reported financial statements. The effect of the revision was a decrease in stock-based compensation expense of $0.5 million for the three months ended June 30, 2021 (previously reported $1.4 million; as adjusted to $1.0 million), and an increase in stock-based compensation expense of $0.5 million for the three months ended March 31, 2021 (previously reported $44,000; as adjusted to $0.5 million).

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

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2022, the Company had an accumulated deficit of $83.7 million. During the six months ended June 30, 2022, the Company incurred a loss of $22.1 million and utilized $15.8 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash, cash equivalents, and investments of $228.6 million at June 30, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from issuance of the accompanying condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying condensed consolidated financial statements are described in the Company’s audited consolidated financial statements, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 10, 2022 (“Annual Report”). There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2022, except as noted below.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the accompanying notes as of June 30, 2022 and December 31, 2021 and for the six months ended June 30, 2022 and 2021 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2022 and the results of its operations for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021.

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

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Life (Years)
Office equipment	5 years
Computer equipment and software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of asset useful life or lease term

Costs for capital assets not yet placed into service are capitalized as construction-in-progress and are depreciated once placed into service. When an item is sold or retired, the costs and related accumulated depreciation are eliminated, and the resulting gain or loss, if any, is included in the consolidated statement of operations. Repairs and maintenance costs are expensed as incurred.

Leases

Prior to January 1, 2021, the Company accounted for leases in accordance with FASB ASC 840, Leases. At lease inception, the Company determined if an arrangement was an operating or capital lease. For operating leases, the Company recognized rent expense, inclusive of rent escalations, on a straight-line basis over the lease term.

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

Assets measured at fair value on a recurring basis as of June 30, 2022 are as follows (in thousands):

	FAIR VALUE MEASUREMENTS AT JUNE 30, 2022
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$33,388	$—	$—	$33,388
Investments:
Commercial paper	—	32,827	—	32,827
Corporate debt securities	—	39,965	—	39,965
Asset-backed securities	—	1,986	—	1,986
Government securities	—	18,733	—	18,733
Total financial assets	$33,388	$93,511	$—	$126,899

During the year ended December 31, 2021, there were no assets or liabilities measured at fair value. During the six months ended June 30, 2022 and the year ended December 31, 2021, there were no transfers between fair value levels.

4. Investments

The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. In accordance with the Company’s investment policy, it has invested funds in marketable securities as of June 30, 2022. The Company’s investments are classified as available-for-sale investments.

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of investments by types and classes of security at June 30, 2022 consisted of the following (in thousands):

	JUNE 30, 2022
	MATURITY	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	IN YEARS	COST	GAIN	LOSS	VALUE
Commercial paper	less than 1	$32,827	$—	$—	$32,827
Corporate debt securities	less than 1	38,710	—	(261)	38,449
Asset-backed securities	less than 1	2,004	—	(18)	1,986
Government securities	less than 1	16,470	—	(28)	16,442
Short-term investments		$90,011	$—	$(307)	$89,704

Corporate debt securities	1 - 2	1,528	—	(12)	1,516
Government securities	1 - 2	2,304	—	(13)	2,291
Long-term investments		$3,832	$—	$(25)	$3,807

The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. At June 30, 2022, the Company did not have any securities in material unrealized loss positions. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. Further, such investments are invested in high grade securities. As such, the Company has classified these losses as temporary in nature.

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of June 30, 2022.

5. Property and Equipment, net

Property and equipment, net consisted of the following as of June 30, 2022 and as of December 31, 2021 (in thousands):

	JUNE 30,	DECEMBER 31,
	2022	2021
Computer equipment	$38	$12
Furniture and fixtures	308	—
Office equipment	46	—
Property and equipment	392	12
Less: accumulated depreciation	(12)	(1)
Property and equipment, net	$380	$11

Depreciation expense for the six months ended June 30, 2022 and 2021 was approximately $12,040 and $1,000, respectively. There were no impairments recorded to date.

6. License Agreements

During the six months ended June 30, 2022, there were no changes to the Company’s license agreement with ARIAD Pharmaceuticals, Inc. (“ARIAD”). For a summary of the terms of the license agreement, including the Company’s accounting treatment, please refer to Note 7 to the Company’s audited consolidated financial statements for the year ended December 31, 2021, included in the Company’s Annual Report.

7. Leases

On July 19, 2021, the Company entered into a lease agreement for office space in Cambridge, Massachusetts, on a month-to-month basis, which was determined to be a short-term lease as the Company was not reasonably certain to extend the lease beyond twelve months. The Company recognizes lease payments as incurred over the lease term, and recognized short-term lease expense of $0.2 million for the six months ended June 30, 2022.

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

As of June 30, 2022, the weighted-average remaining lease term was 6.8 years, and the weighted-average discount rate was 9.1%.

The following table presents future lease payments under the terms of the Company’s operating leases as of June 30, 2022, including a reconciliation to the present value of operating lease liabilities recognized in the condensed consolidated balance sheet (in thousands):

Remainder of 2022	$421
2023	774
2024	797
2025	821
2026	846
Thereafter	1,995
Total future minimum lease payments	5,654
Less: imputed interest	(1,438)
Present value of lease liabilities	$4,216

8. Commitments and Contingencies

Legal Proceedings

The Company may from time to time be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2022 or the year ended December 31, 2021, and no material legal proceedings are currently pending or, to the best of the Company’s knowledge, threatened.

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

401(k) Plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of management. The Company contributed $0.1 million to the 401(k) Plan during the six months ended June 30, 2022. There were no employer contributions made to the 401(k) Plan during the year ended December 31, 2021.

9. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue up to 50,000,000 shares of $0.0001 par value preferred stock as of June 30, 2022 and December 31, 2021, respectively. There were no shares of preferred stock outstanding as of June 30, 2022 and December 31, 2021, respectively.

Common Stock

The Company was authorized to issue 500,000,000 shares of $0.0001 par value common stock as of June 30, 2022 and as of December 31, 2021, respectively. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preference of the holders of any series of preferred stock.

Voting Rights

Each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote.

Dividends

Subject to preferences that may apply to shares of preferred stock outstanding at the time, the holders of outstanding shares of the Company’s common stock are entitled to receive dividends out of funds legally available if and when the Board, in its discretion, determines to issue dividends. As of June 30, 2022, no cash dividends have been declared or paid.

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

10. Stock-Based Compensation

Equity Incentive Plans

In September 2021, the Company adopted the Theseus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), which replaced the 2018 Stock Incentive Plan (the “2018 Plan”) and allows for the issuance of stock options, restricted stock awards, restricted stock units (“RSUs”), and other types of equity awards. No further awards were made under the 2018 Plan as of the effective date of the 2021 Plan. Any options or awards outstanding under the 2018 Plan are governed by their existing terms. As of June 30, 2022 and December 31, 2021, the number of shares of common stock reserved for issuance were 9,089,833 and 9,094,083 shares, respectively. Of those shares reserved for issuance, there were 1,945,040 and 3,930,440 shares available for future grant under the 2021 Plan as of June 30, 2022 and December 31, 2021, respectively.

The 2021 Plan is administered by the Board (or its compensation committee), and the exercise prices, vesting and other restrictions for the awards are determined at the discretion of the Board, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the common stock on the date of grant. Stock options awarded under the 2021 Plan expire ten years after the grant date unless the Board sets a shorter term. The expected term of stock options granted to employees and non-employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. Stock options granted to employees and nonemployees typically vest over four years. Shares of restricted stock awards granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over five years. Certain executives who are option holders are able to early exercise stock option awards prior to full satisfaction of the vesting conditions. If and when this occurs, the executive receives restricted common stock upon exercise of the option, and the shares remain subject to the Company’s right of repurchase until the remaining vesting terms are met. During the year ended December 31, 2021, options to purchase 345,930 shares of common stock were exercised early. As of June 30, 2022 and December 31, 2021, the Company recognized $1.0 million and $1.4 million, respectively, as a liability related to the early exercise. The amount of remaining unvested shares related to the early exercise as of June 30, 2022 and December 31, 2021 were 245,035 and 345,930, respectively. There were no additional early exercises of options during the six months ended June 30, 2022.

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

Stock Option Valuation

The assumptions that the Company used in Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted are as follows:

	FOR THE SIX MONTHS ENDED	FOR THE YEAR ENDED
	JUNE 30, 2022	DECEMBER 31, 2021
Risk-free interest rate	1.60% - 3.25%	1.07%
Expected term (in years)	5.5 - 6.08	5.2 - 6.1
Expected volatility	78.00% - 81.65%	75.58% - 83.56%
Expected dividend yield	0%	0%

A summary of option activity under the 2021 Plan during the six months ended June 30, 2022 is as follows (in thousands except share, per share data and contractual terms):

		WEIGHTED-AVERAGE	WEIGHTED-AVERAGE
		PER-SHARE	REMAINING	AGGREGATE
	SHARES	EXERCISE PRICE	CONTRACTUAL TERM	INTRINSIC VALUE
Outstanding as of December 31, 2021	5,163,643	$4.31	9.29	$44,463
Granted	2,019,200	10.63
Forfeited	(69,700)	10.41
Outstanding as of June 30, 2022	7,113,143	$6.05	9.04	13,000
Options vested and exercisable as of June 30, 2022	1,416,211	$2.23	8.66	$4,839

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted-average per share grant date fair value of options granted during the six months ended June 30, 2022 and 2021 was $7.29 and $4.25, respectively. As of June 30, 2022, there was $30.6 million of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.9 years as of June 30, 2022.

Restricted Stock Units

The Company issues RSUs that generally vest over a four-year period with 25% of the RSUs vesting one year from the vesting commencement date, and the remainder vesting quarterly thereafter over the following 36 months. Any unvested shares underlying an RSU will be forfeited upon termination of services. The fair value of an RSU is equal to the fair market value price of the Company’s common stock on the date of grant.

A summary of RSU activity during the six months ended June 30, 2022 is as follows:

		WEIGHTED-AVERAGE
		PER-SHARE GRANT-DATE
	SHARES	FAIR VALUE
Unvested shares at December 31, 2021	—	$—
Granted	35,900	11.21
Forfeited	(4,250)
Unvested shares at June 30, 2022	31,650	$11.21

As of June 30, 2022, there was $0.2 million of unrecognized stock-based compensation expense related to unvested RSUs. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 3.7 years as of June 30, 2022.

Shares of Restricted Common Stock

The Company issued shares of restricted common stock to its founders in May 2018, which vest monthly over five years through 2023. At issuance, these shares also contained certain performance-based vesting criteria which were associated with the milestone events applicable to the formerly outstanding shares of Series A preferred stock, two of which were achieved in 2020. In December 2020 in conjunction with the termination of the Series A preferred stock purchase agreement, the final performance-based vesting criteria was waived, leaving only service-based vesting criteria remaining for the founders’ shares through the end of the requisite service period, as of June 30, 2022. As noted above, certain executives who are option holders are able to early exercise stock option awards prior to full satisfaction of the vesting conditions. If and when such exercise occurs, the executive receives shares of restricted common stock. Early exercise shares are included in the table below.

A summary of restricted common stock activity during the six months ended June 30, 2022 is as follows:

		WEIGHTED-AVERAGE
		PER-SHARE GRANT-DATE
	SHARES	FAIR VALUE
Unvested shares at December 31, 2021	830,046	$2.85
Vesting of restricted common stock	(271,757)	1.63
Unvested shares at June 30, 2022	558,289	$2.95

As of June 30, 2022, there was $1.6 million of unrecognized stock-based compensation expense related to unvested restricted common stock. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 1.7 years as of June 30, 2022.

Stock-based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees during the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Research and development	$1,278	$455	$2,286	$894
General and administrative	1,240	481	2,276	590
	$2,518	$936	$4,562	$1,484

11. Income Taxes

Income taxes for the three and six months ended June 30, 2022 and 2021 have been calculated based on an estimated annual effective tax rate and certain discrete items For the three and six months ended June 30, 2022 and 2021, no income tax was recorded, as the Company recognized losses and maintains a full valuation allowance against its net deferred tax assets. The Company has never been examined by the Internal Revenue Service or any other jurisdiction for any tax years and, as such, all years within the applicable statutes of limitations are potentially subject to audit.

12. Net Loss Per Share

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except share and per share data):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(11,649)	$(6,807)	$(22,146)	$(11,280)
Net loss attributable to common stockholders - basic and diluted	$(11,649)	$(6,807)	$(22,146)	$(11,280)
Denominator:
Weighted-average common stock outstanding - basic and diluted	38,415,379	997,326	38,332,605	955,085
Net loss per share attributable to common stockholders - basic and diluted	$(0.30)	$(6.82)	$(0.58)	$(11.81)

The Company’s potentially dilutive securities, which include preferred stock, unvested restricted common stock, unvested RSUs and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2022 and 2021 because including them would have had an anti-dilutive effect:

	JUNE 30,
	2022	2021
Preferred Stock	—	25,475,905
Unvested restricted stock	558,289	1,000,906
Unvested RSUs	31,650	—
Options to purchase common stock	7,113,143	4,093,454
	7,703,082	30,570,265

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

Our lead product candidate, THE-630, is a pan-variant inhibitor of all major classes of activating and resistance mutations of the KIT kinase, or a pan-KIT inhibitor, for the treatment of gastrointestinal stromal tumors, or GIST, a type of cancer most often characterized by oncogenic activation of KIT. In January 2022, we announced that we had commenced dosing patients in a Phase 1/2 dose escalation and dose expansion clinical trial for the evaluation of THE-630 in patients with advanced GIST whose disease has developed resistance to prior KIT-targeting therapies. We expect to present initial data from the Phase 1 portion of the clinical trial in the second quarter of 2023. The FDA has granted orphan drug designation to THE-630 for the treatment of GIST.

Our second program is a fourth-generation inhibitor of epidermal growth factor receptor, or EGFR, that is active against C797S, the most common EGFR mutation that causes resistance to first- or later-line osimertinib treatment in patients with non-small cell lung cancer, or NSCLC. We have developed a series of fourth-generation EGFR inhibitors designed to inhibit the full range of single-, double- and triple-mutant variants found in the tumors of patients with EGFR-mutant NSCLC that have developed resistance to osimertinib in first- or later-line therapy, including the C797S mutation. We intend to nominate the development candidate from our EGFR inhibitor program in the third quarter of 2022, and thereafter initiate Investigational New Drug, or IND-enabling studies, and expect to file an IND application for this program in 2023.

We are evaluating several additional targets and intend to select one as our next program by the end of 2022.

Since our inception in December 2017, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development activities, including with respect to our pan-KIT inhibitor and our EGFR inhibitor development programs. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have financed our operations primarily through the sale and issuance of approximately $282.1 million of our preferred stock and common stock including the net proceeds from the underwriters’ partial exercise of their option to purchase additional shares in our IPO. Upon the closing of the IPO, each outstanding share of our preferred stock automatically converted into one share of common stock.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more product candidates. Our net losses were $22.1 million and $11.3 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $83.7 million. We expect to continue to incur significant and increasing losses for the foreseeable future. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of June 30, 2022, we had cash, cash equivalents, and investments of $228.6 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investments, will be sufficient to fund our operations and capital expenses into the fourth quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See section titled “—Liquidity and Capital Resources.”

Impact of COVID-19 on Our Business

The COVID-19 pandemic continues to evolve, and we will continue to monitor the COVID-19 situation, including the resurgence of cases relating to the spread of new variants. The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our CMOs, CROs, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain and is subject to change.

Initial Public Offering

On October 6, 2021, our Registration Statement on Form S-1 (File No. 333-259549) relating to our IPO was declared effective by the SEC, and we filed a Registration Statement on Form S-1 MEF (File No. 333-260102) pursuant to Rule 462(b) of the Securities Act. Pursuant to the Registration Statements and in connection with the IPO, we issued and sold an aggregate of 11,172,190 shares of common stock (inclusive of 1,171,990 shares pursuant to the partial exercise of the underwriters’ option to purchase additional shares) at a price of $16.00 per share for aggregate cash proceeds of $162.5 million, net of underwriting discounts and commissions and offering costs payable by us. Upon closing of the IPO, all outstanding shares of our preferred stock automatically converted into an aggregate of 25,475,905 shares of common stock.

Components of Our Results of Operations

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products or from other sources in the near future, if at all. If our development efforts for our lead product candidate, THE-630, or additional product candidates that we may develop in the future are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.

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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase for the foreseeable future as we advance clinical development of our lead product candidate, THE-630, and continue to discover and develop additional product candidates, expand our headcount and maintain, expand and enforce our intellectual property portfolio. If any product candidates enter into later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. There are numerous factors associated with the successful development and commercialization of any product candidates we may develop in the future, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development program and plans.

The successful development of our current lead product candidate, THE-630, or any product candidates we may develop in the future is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development and commercialization of THE-630 and any other product candidates we may develop. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of any current or future product candidate, if approved. This is due to the numerous risks and uncertainties associated with product development, including the uncertainty of:

●	the timing and progress of preclinical and clinical development activities;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	our ability to maintain our current research and development programs and to establish new programs;
●	successful patient enrollment in, and the initiation and completion of, clinical trials;
●	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;

●	our ability to establish new licensing or collaboration arrangements;
●	the performance of our future collaborators, if any;
●	our ability to establish arrangements with third-party manufacturers for the clinical supply of our product candidates and commercial supply of products that receive marketing approval, if any;
●	development and timely delivery of commercial-grade drug formulations that can be used in our planned clinical trials and for commercialization;
●	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
●	commercializing product candidates, if approved, whether alone or in collaboration with others; and
●	maintaining a continued acceptable safety profile of the product candidates following approval.

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

We anticipate that our general and administrative expenses will increase in the future as our business expands to support our continued research and development activities, including any future clinical trials. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, among other expenses. We also anticipate increased expenses associated with being a public company, including costs for audit, legal, regulatory and tax-related services related to compliance with the rules and regulations of the SEC, listing standards applicable to companies listed on a national securities exchange, director and officer insurance premiums and investor relations costs. In addition, if we obtain regulatory approval for our current product candidates or any product candidates we may develop in the future and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support product sales, marketing and distribution activities.

Other Income, Net

Other income, net primarily consists of interest income, which is earned on cash equivalents that generate interest on a monthly basis, and short-term and long-term investments.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED
	JUNE 30,
	2022	2021	CHANGE
Operating expenses:
Research and development	$7,344	$4,485	$2,859
General and administrative	4,736	2,329	2,407
Total operating expenses	12,080	6,814	5,266
Loss from operations	(12,080)	(6,814)	(5,266)
Other income, net	431	7	424
Total other income, net	431	7	424
Net loss	$(11,649)	$(6,807)	$(4,842)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED
	JUNE 30,
	2022	2021	CHANGE
Pan-KIT inhibitor program (THE-630)	$3,001	$3,822	$(821)
Fourth-generation EGFR inhibitor program	2,230	267	1,963
Discovery programs	2,113	396	1,717
	$7,344	$4,485	$2,859

The increase in research and development expenses was primarily attributable to the following:

●	a $0.8 million decrease in costs related to THE-630, primarily due to a decrease in preclinical costs of $1.7 million, partially offset by an increase in clinical costs, including CRO and other clinical trial services costs of $0.6 million, and increases in salary and benefit related expenses of $0.2 million and other allocated expenses of $0.1 million;
●	a $2.0 million increase in costs related to our fourth-generation EGFR inhibitor program, including an increase in CRO expenses of $1.1 million, an increase in stock-based compensation expense of $0.3 million, and an increase in allocated salary and benefit related expenses of $0.5 million; and
●	a $1.7 million increase in costs related to our discovery programs, including an increase in CRO expenses of $0.6 million, an increase in stock-based compensation expense of $0.5 million, and an increase in salary and benefit related expense of $0.6 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED
	JUNE 30,
	2022	2021	CHANGE
Personnel-related expenses (including stock-based compensation)	$2,702	$1,103	$1,599
Facilities and supplies	186	33	153
Legal and professional fees	1,573	1,058	515
Other expenses	275	135	140
	$4,736	$2,329	$2,407

The increase in general and administrative expenses was primarily attributable to the following:

●	a $1.6 million increase in personnel-related costs, including an increase in stock-based compensation expense of $0.8 million, and an increase in salary and benefit related expense of $1.0 million, partially offset by a decrease in recruiting expense of $0.1 million; and
●	a $0.5 million increase in professional fees, including legal and audit expenses.

Total Other Income, Net

Total other income, net was $0.4 million for the three months ended June 30, 2022, and consisted primarily of interest income. During the three months ended June 30, 2021, total other income, net of $7,000 was recorded.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2022	2021	CHANGE
Operating expenses:
Research and development	$13,892	$8,310	$5,582
General and administrative	8,767	2,993	5,774
Total operating expenses	22,659	11,303	11,356
Loss from operations	(22,659)	(11,303)	(11,356)
Other income, net	513	23	490
Total other income (expense), net	513	23	490
Net loss	$(22,146)	$(11,280)	$(10,866)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021 (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2022	2021	CHANGE
Pan-KIT inhibitor program (THE-630)	$5,742	$7,043	$(1,301)
Fourth-generation EGFR inhibitor program	4,329	629	3,700
Discovery programs	3,821	638	3,183
	$13,892	$8,310	$5,582

The increase in research and development expenses was primarily attributable to the following:

●	a $1.3 million decrease in costs related to THE-630, primarily due to a decrease in preclinical costs of $3.1 million, partially offset by an increase in clinical costs, including CRO and other clinical trial services costs of $1.3 million, and increases in salary and benefit related expenses of $0.3 million and other allocated expenses of $0.2 million;
●	a $3.7 million increase in costs related to our fourth-generation EGFR inhibitor program, including an increase in CRO expenses of $2.1 million, an increase in stock-based compensation expense of $0.6 million, and an increase in allocated salary and benefit related expenses of $0.9 million; and
●	a $3.2 million increase in costs related to our discovery programs, including an increase in CRO expenses of $1.0 million, an increase in stock-based compensation expense of $0.8 million, and an increase in salary and benefit related expense of $1.2 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2022 and 2021 (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2022	2021	CHANGE
Personnel-related expenses (including stock-based compensation)	$4,984	$1,327	$3,657
Facilities and supplies	290	36	254
Legal and professional fees	2,983	1,408	1,575
Other expenses	510	222	288
	$8,767	$2,993	$5,774

The increase in general and administrative expenses was primarily attributable to the following:

●	a $3.7 million increase in personnel-related costs, including an increase in stock-based compensation expense of $1.7 million, and an increase in salary and benefit related expense of $2.2 million, partially offset by a decrease in recruiting expense of $0.2 million; and

●	a $1.6 million increase in professional fees, including legal and audit expenses.

Total Other Income, Net

Total other income, net was $0.5 million for the six months ended June 30, 2022, and consisted primarily of interest income. During the six months ended June 30, 2021 total other income, net of $23,000 was recorded.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. As of June 30, 2022, we had cash, cash equivalents, and investments of $228.6 million.

We have funded our operations primarily with aggregate net proceeds of approximately $282.1 million from sales of our preferred stock and common stock, including the net proceeds received from the underwriters’ partial exercise of their over-allotment option.

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2022	2021
Net cash used in operating activities	$(15,782)	$(11,958)
Net cash used in investing activities	(93,858)	—
Net cash provided by financing activities	70	101,087
Net (decrease) increase in cash	$(109,570)	$89,129

Net Cash Used in Operating Activities

During the six months ended June 30, 2022, net cash used in operating activities was $15.8 million, primarily due to our net loss of $22.1 million, uses of cash for our operating lease liability of $0.5 million and non-cash interest income of $0.3 million, partially offset by $4.6 million of stock-based compensation expense, a $0.5 million change in accounts payable, a $1.0 million change in other assets, a $0.6 million change in prepaid expenses and other current assets, and a $0.5 million change in accrued expenses and other current liabilities.

During the six months ended June 30, 2021, net cash used in operating activities was $12.0 million, primarily due to our net loss of $11.3 million, uses of cash for prepaid expenses and other current assets of $1.6 million and other assets of $1.9 million, partially offset by $1.5 million of stock-based compensation expense, and a $1.1 million change in accrued expenses and other current liabilities.

Net Cash Used in Investing Activities

During the six months ended June 30, 2022, net cash used in investing activities was $93.9 million, resulting from our purchases of $93.5 million of short-term and long-term investments, and purchases of property and equipment of $0.4 million. No cash was provided by or used in investing activities for the six months ended June 30, 2021.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $0.1 million, resulting entirely from proceeds received from the issuance of common stock under our employee stock purchase plan.

During the six months ended June 30, 2021, net cash provided by financing activities was $101.1 million, resulting from proceeds of $99.9 million received from the issuance and sale of shares of our Series B Preferred Stock, net of issuance costs, and $1.4 million in proceeds received from the early exercise of stock options, partially offset by the use of $0.2 million of cash for the payment of expenses related to the IPO.

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

Based on our current operating plan, we believe that our cash, cash equivalents, and investments of $228.6 million as of June 30, 2022 will be sufficient to fund our operations and capital expenses into the fourth quarter of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Contractual Obligations

There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in our Annual Report. Refer to Note 8 in our condensed consolidated financial statements included elsewhere in this Quarterly Report for further details.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.

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

THESEUS PHARMACEUTICALS, INC.

Date: August 11, 2022	By:	/s/ Timothy P. Clackson
Name: Timothy P. Clackson, Ph.D.
Title: President and Chief Executive Officer
(Principal Executive Officer)
Date: August 11, 2022	By:	/s/ Bradford D. Dahms
Name: Bradford D. Dahms
Title: Chief Financial Officer (Principal Financial and Accounting Officer)