Form 10-Q
period 2022-09-30
Theseus Pharmaceuticals, Inc.
filed 2022-11-03
CIK 1745020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, the registrant had 38,713,430 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Theseus Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$115,564	$244,662
Short-term investments	96,870	—
Prepaid expenses and other current assets	2,563	3,309
Total current assets	214,997	247,971
Property and equipment, net	425	11
Operating lease right-of-use asset	4,465	—
Long-term investments	8,541	—
Other assets	1,865	2,947
Total assets	$230,293	$250,929
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,819	$1,002
Accrued expenses and other current liabilities	5,208	2,678
Operating lease liability, current portion	779	—
Total current liabilities	7,806	3,680
Operating lease liability, net of current portion	3,340	—
Restricted stock liability, net of current portion	553	815
Total liabilities	11,699	4,495
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 38,713,430 and 38,702,650 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	317,609	308,008
Accumulated deficit	(98,469)	(61,578)
Accumulated other comprehensive loss	(550)	—
Total stockholders’ equity	218,594	246,434
Total liabilities and stockholders’ equity	$230,293	$250,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

Theseus Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$11,423	$4,996	$25,315	$13,306
General and administrative	4,525	2,378	13,292	5,371
Total operating expenses	15,948	7,374	38,607	18,677
Loss from operations	(15,948)	(7,374)	(38,607)	(18,677)
Other income, net	1,203	2	1,716	25
Total other income, net	1,203	2	1,716	25
Net loss	$(14,745)	$(7,372)	$(36,891)	$(18,652)
Net loss attributable to common stockholders—basic and diluted	$(14,745)	$(7,372)	$(36,891)	$(18,652)
Weighted-average common stock outstanding—basic and diluted	38,585,980	1,428,054	38,417,993	997,949
Net loss per share attributable to common stockholders—basic and diluted	$(0.38)	$(5.16)	$(0.96)	$(18.69)

Comprehensive loss:
Net loss	$(14,745)	$(7,372)	$(36,891)	$(18,652)
Other comprehensive loss:
Unrealized loss on investments	(218)	—	(550)	—
Total comprehensive loss	$(14,963)	$(7,372)	$(37,441)	$(18,652)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Theseus Pharmaceuticals, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

				ACCUMULATED
	COMMON STOCK		ADDITIONAL	OTHER		TOTAL
	$0.0001 PAR VALUE		PAID-IN	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2021	37,872,604	$4	$308,008	$—	$(61,578)	$246,434
Vesting of restricted stock	85,431	—	—	—	—	—
Stock-based compensation	—	—	2,044	—	—	2,044
Unrealized loss on investments	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	(10,497)	(10,497)
Balance at March 31, 2022	37,958,035	$4	$310,052	$(129)	$(72,075)	$237,852
Vesting of restricted stock	85,431	—	—	—	—	—
Stock-based compensation	—	—	2,518	—	—	2,518
Vesting of early exercised options	100,895	—	407	—	—	407
Issuance of common stock under employee stock purchase plan	10,780	—	70	—	—	70
Unrealized loss on investments	—	—	—	(203)	—	(203)
Net loss	—	—	—	—	(11,649)	(11,649)
Balance at June 30, 2022	38,155,141	$4	$313,047	$(332)	$(83,724)	$228,995
Vesting of restricted stock	137,207	—	—	—	—	—
Stock-based compensation	—	—	4,475	—	—	4,475
Vesting of early exercised options	21,621	—	87	—	—	87
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—
Unrealized loss on investments	—	—	—	(218)	—	(218)
Net loss	—	—	—	—	(14,745)	(14,745)
Balance at September 30, 2022	38,313,969	$4	$317,609	$(550)	$(98,469)	$218,594

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

Theseus Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(36,891)	$(18,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	30	1
Stock-based compensation expense	9,037	2,777
Amortization and accretion of investments	(222)	—
Non-cash interest income	(23)	—
Non-cash operating lease expense	256	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	746	(969)
Other assets	1,081	(2,640)
Accounts payable	818	837
Accrued expenses and other current liabilities	2,762	1,367
Operating lease liability	(602)	—
Net cash used in operating activities	(23,008)	(17,279)
Cash flows from investing activities:
Purchases of short-term and long-term investments	(155,316)	—
Sales and maturities of short-term and long-term investments	49,600	—
Purchases of property and equipment	(444)	—
Net cash used in investing activities	(106,160)	—
Cash flows from financing activities:
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs of $208	—	99,892
Payment of initial public offering costs	—	(1,683)
Proceeds from issuance of common stock under employee stock purchase plan	70	—
Proceeds from early exercise of options	—	1,395
Net cash provided by financing activities	70	99,604
Net (decrease) increase in cash and cash equivalents	(129,098)	82,325
Cash and cash equivalents at beginning of year	245,041	8,457
Cash and cash equivalents at end of period	$115,943	$90,782
Supplemental disclosure of cash flows:
Vesting of early exercised options	$494	$—
Obtaining a right-of-use asset in exchange for an operating lease liability	$4,721	$—
Deferred financing costs in accounts payable	$—	$423
Deferred financing costs in accrued expenses	$—	$965

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the dates shown below:
	NINE MONTHS ENDED
	SEPTEMBER 30,
	2022	2021
Cash and cash equivalents	$115,564	$90,404
Restricted cash (included in other assets)	379	378
Total cash, cash equivalents, and restricted cash	$115,943	$90,782

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

The accompanying condensed consolidated financial statements and footnotes to the condensed consolidated financial statements have been prepared on the same basis as the most recently audited annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2022 and the results of its operations and its cash flows for the interim periods presented. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021.

In connection with the preparation of its financial statements for the three months ended March 31, 2022, the Company identified an immaterial revision related to the presentation of stock-based compensation expense in the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for each of the three months ended June 30, 2021 and March 31, 2021. This revision impacts only stock-based compensation expense reported in the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), and has no impact on the Company’s other previously reported financial statements. The effect of the revision was a decrease in stock-based compensation expense of $0.5 million for the three months ended June 30, 2021 (previously reported $1.4 million; as adjusted to $1.0 million), and an increase in stock-based compensation expense of $0.5 million for the three months ended March 31, 2021 (previously reported $44,000; as adjusted to $0.5 million).

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

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of September 30, 2022, the Company had an accumulated deficit of $98.5 million. During the nine months ended September 30, 2022, the Company incurred a loss of $36.9 million and utilized $23.0 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash, cash equivalents, and investments of $221.0 million at September 30, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from issuance of the accompanying condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying condensed consolidated financial statements are described in the Company’s audited consolidated financial statements, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 10, 2022 (“Annual Report”). There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2022, except as noted below.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements and the accompanying notes as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2022 and the results of its operations for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021.

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

Assets measured at fair value on a recurring basis as of September 30, 2022 are as follows (in thousands):

	FAIR VALUE MEASUREMENTS AT SEPTEMBER 30, 2022
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$20,949	$—	$—	$20,949
Commercial paper	—	2,000	—	2,000
Investments:
Commercial paper	—	39,055	—	39,055
Corporate debt securities	—	35,011	—	35,011
Asset-backed securities	—	8,026	—	8,026
Government securities	—	23,319	—	23,319
Total financial assets	$20,949	$107,411	$—	$128,360

As of the year ended December 31, 2021, there were no assets or liabilities measured at fair value. During the nine months ended September 30, 2022, there were no transfers between fair value levels.

4. Investments

The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. In accordance with the Company’s investment policy, it has invested funds in marketable securities as of September 30, 2022. The Company’s investments are classified as available-for-sale investments.

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of investments by types and classes of security at September 30, 2022 consisted of the following (in thousands):

	SEPTEMBER 30, 2022
	MATURITY	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	IN YEARS	COST	GAIN	LOSS	VALUE
Commercial paper	less than 1	$39,055	$—	$—	$39,055
Corporate debt securities	less than 1	32,833	—	(332)	32,501
Asset-backed securities	less than 1	3,999	—	(19)	3,980
Government securities	less than 1	21,472	—	(138)	21,334
Short-term investments		$97,359	$—	$(489)	$96,870

Corporate debt securities	1 - 2	2,540	—	(30)	2,510
Asset backed securities	1 - 2	4,061	—	(15)	4,046
Government securities	1 - 2	2,001	—	(16)	1,985
Long-term investments		$8,602	$—	$(61)	$8,541

The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. At September 30, 2022, the Company did not have any securities in material unrealized loss positions. The Company generally does not intend to sell any investments prior to recovery of their amortized cost basis for any investment in an unrealized loss position. Further, such investments are invested in high grade securities. As such, the Company has classified these losses as temporary in nature.

The Company has determined that there were no material declines in fair value of its investments due to credit-related factors as of September 30, 2022.

5. Property and Equipment, net

Property and equipment, net consisted of the following as of September 30, 2022 and as of December 31, 2021 (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2022	2021
Computer equipment	$39	$12
Furniture and fixtures	341	—
Office equipment	76	—
Property and equipment	456	12
Less: accumulated depreciation	(31)	(1)
Property and equipment, net	$425	$11

Depreciation expense for the nine months ended September 30, 2022 and 2021 was approximately $30,359 and $1,000, respectively. There were no impairments recorded to date.

6. License Agreements

During the nine months ended September 30, 2022, there were no changes to the Company’s license agreement with ARIAD Pharmaceuticals, Inc. (“ARIAD”). For a summary of the terms of the license agreement, including the Company’s accounting treatment, please refer to Note 7 to the Company’s audited consolidated financial statements for the year ended December 31, 2021, included in the Company’s Annual Report.

7. Leases

On July 19, 2021, the Company entered into a lease agreement for office space in Cambridge, Massachusetts, on a month-to-month basis, which was determined to be a short-term lease as the Company was not reasonably certain to extend the lease beyond twelve months. The Company recognizes lease payments as incurred over the lease term, and recognized short-term lease expense of $0.2 million for the nine months ended September 30, 2022.

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

As of September 30, 2022, the weighted-average remaining lease term was 6.5 years, and the weighted-average discount rate was 9.1%.

The following table presents future lease payments under the terms of the Company’s operating leases as of September 30, 2022, including a reconciliation to the present value of operating lease liabilities recognized in the condensed consolidated balance sheet (in thousands):

Remainder of 2022	$231
2023	774
2024	797
2025	821
2026	846
Thereafter	1,996
Total future minimum lease payments	5,465
Less: imputed interest	(1,346)
Present value of lease liabilities	$4,119

8. Commitments and Contingencies

Legal Proceedings

The Company may from time to time be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2022, and no material legal proceedings are currently pending or, to the best of the Company’s knowledge, threatened.

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

401(k) Plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of management. The Company contributed $0.3 million to the 401(k) Plan during the nine months ended September 30, 2022. There were no employer contributions made to the 401(k) Plan during the year ended December 31, 2021.

9. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue up to 50,000,000 shares of preferred stock, $0.0001 par value per share, as of September 30, 2022 and December 31, 2021, respectively. There were no shares of preferred stock outstanding as of September 30, 2022 and December 31, 2021, respectively.

Common Stock

The Company was authorized to issue 500,000,000 shares of common stock, $0.0001 par value per share, as of September 30, 2022 and as of December 31, 2021, respectively. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preference of the holders of any series of preferred stock.

Voting Rights

Each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote.

Dividends

Subject to preferences that may apply to shares of preferred stock outstanding at the time, the holders of outstanding shares of the Company’s common stock are entitled to receive dividends out of funds legally available if and when the Board, in its discretion, determines to issue dividends. As of September 30, 2022, no cash dividends have been declared or paid.

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

10. Stock-Based Compensation

Equity Incentive Plans

In September 2021, the Company adopted the Theseus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), which replaced the 2018 Stock Incentive Plan (the “2018 Plan”) and allows for the issuance of stock options, restricted stock awards, restricted stock units (“RSUs”), and other types of equity awards. No further awards were made under the 2018 Plan as of the effective date of the 2021 Plan. Any options or awards outstanding under the 2018 Plan are governed by their existing terms. As of September 30, 2022 and December 31, 2021, the number of shares of common stock reserved for issuance were 9,132,930 and 9,094,083 shares, respectively. Of those shares reserved for issuance, there were 1,813,494 and 3,930,440 shares available for future grant under the 2021 Plan as of September 30, 2022 and December 31, 2021, respectively.

The 2021 Plan is administered by the Board (or its compensation committee), and the exercise prices, vesting and other restrictions for the awards are determined at the discretion of the Board, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the common stock on the date of grant. Stock options awarded under the 2021 Plan expire ten years after the grant date unless the Board sets a shorter term. The expected term of stock options granted to employees and non-employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. Stock options granted to employees and nonemployees typically vest over four years. Shares of restricted stock awards granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over five years. Certain executives who are option holders are able to early exercise stock option awards prior to full satisfaction of the vesting conditions. If and when this occurs, the executive receives restricted common stock upon exercise of the option, and the shares remain subject to the Company’s right of repurchase until the remaining vesting terms are met. During the year ended December 31, 2021, options to purchase 345,930 shares of common stock were exercised early. As of September 30, 2022 and December 31, 2021, the Company recognized $0.9 million and $1.4 million, respectively, as a liability related to the early exercise. The amount of remaining unvested shares related to the early exercise as of September 30, 2022 and December 31, 2021 were 223,414 and 345,930, respectively. There were no additional early exercises of options during the nine months ended September 30, 2022.

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

Stock Option Valuation

The assumptions that the Company used in Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted are as follows:

	FOR THE NINE MONTHS ENDED	FOR THE YEAR ENDED
	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Risk-free interest rate	1.60% - 3.72%	1.07%
Expected term (in years)	1.03 - 6.08	5.2 - 6.1
Expected volatility	78.00% - 89.10%	75.58% - 83.56%
Expected dividend yield	0%	0%

A summary of option activity under the 2021 Plan during the nine months ended September 30, 2022, is as follows (in thousands except share, per share data and contractual terms):

		WEIGHTED-AVERAGE	WEIGHTED-AVERAGE
		PER-SHARE	REMAINING	AGGREGATE
	SHARES	EXERCISE PRICE	CONTRACTUAL TERM	INTRINSIC VALUE
Outstanding as of December 31, 2021	5,163,643	$4.31	9.29	$44,463
Granted	2,226,200	10.32
Forfeited	(102,057)	(10.48)
Outstanding as of September 30, 2022	7,287,786	$6.06	8.81	14,104
Options vested and exercisable as of September 30, 2022	1,991,218	$3.16	8.48	$6,488

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted-average per share grant date fair value of options granted during the nine months ended September 30, 2022 and 2021 was $6.80 and $4.67, respectively. As of September 30, 2022, there was $27.7 million of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.7 years as of September 30, 2022.

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

A summary of RSU activity during the nine months ended September 30, 2022 is as follows:

		WEIGHTED-AVERAGE
		PER-SHARE GRANT-DATE
	SHARES	FAIR VALUE
Unvested shares at December 31, 2021	—	$—
Granted	35,900	11.21
Forfeited	(4,250)
Unvested shares at September 30, 2022	31,650	$11.21

As of September 30, 2022, there was $0.2 million of unrecognized stock-based compensation expense related to unvested RSUs. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 3.4 years as of September 30, 2022.

Shares of Restricted Common Stock

The Company issued shares of restricted common stock to its founders in May 2018, which vest monthly over five years through 2023. At issuance, these shares also contained certain performance-based vesting criteria which were associated with the milestone events applicable to the formerly outstanding shares of Series A preferred stock, two of which were achieved in 2020. In December 2020 in conjunction with the termination of the Series A preferred stock purchase agreement, the final performance-based vesting criteria was waived, leaving only service-based vesting criteria remaining for the founders’ shares through the end of the requisite service period, as of September 30, 2022. As noted above, certain executives who are option holders are able to early exercise stock option awards prior to full satisfaction of the vesting conditions. If and when such exercise occurs, the executive receives shares of restricted common stock. Early exercise shares are included in the table below.

A summary of restricted common stock activity during the nine months ended September 30, 2022 is as follows:

		WEIGHTED-AVERAGE
		PER-SHARE GRANT-DATE
	SHARES	FAIR VALUE
Unvested shares at December 31, 2021	830,046	$2.85
Vesting of restricted common stock	(430,585)	2.21
Unvested shares at September 30, 2022	399,461	$3.54

As of September 30, 2022, there was $1.4 million of unrecognized stock-based compensation expense related to unvested restricted common stock. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 1.7 years as of September 30, 2022.

Stock-based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees during the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Research and development	$3,076	$585	$5,362	$1,479
General and administrative	1,399	708	3,675	1,298
	$4,475	$1,293	$9,037	$2,777

During the three months ended September 30, 2022, the Company modified the terms of certain equity awards held by a departing employee, resulting in $1.8 million of stock-based compensation expense.

11. Income Taxes

Income taxes for the three and nine months ended September 30, 2022 and 2021 have been calculated based on an estimated annual effective tax rate and certain discrete items. For the three and nine months ended September 30, 2022 and 2021, no income tax was recorded, as the Company recognized losses and maintains a full valuation allowance against its net deferred tax assets. The Company has never been examined by the Internal Revenue Service or any other jurisdiction for any tax years and, as such, all years within the applicable statutes of limitations are potentially subject to audit.

12. Net Loss Per Share

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except share and per share data):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(14,745)	$(7,372)	$(36,891)	$(18,652)
Net loss attributable to common stockholders - basic and diluted	$(14,745)	$(7,372)	$(36,891)	$(18,652)
Denominator:
Weighted-average common stock outstanding - basic and diluted	38,585,980	1,428,054	38,417,993	997,949
Net loss per share attributable to common stockholders - basic and diluted	$(0.38)	$(5.16)	$(0.96)	$(18.69)

The Company’s potentially dilutive securities, which include preferred stock, unvested restricted common stock, unvested RSUs and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2022 and 2021 because including them would have had an anti-dilutive effect:

	SEPTEMBER 30,
	2022	2021
Preferred Stock	—	25,475,905
Unvested restricted stock	399,461	915,476
Unvested RSUs	31,650	—
Options to purchase common stock	7,287,786	4,699,003
	7,718,897	31,090,384

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

Overview

Theseus Pharmaceuticals, Inc. (we, us, or the Company) is a clinical-stage biopharmaceutical company focused on improving the lives of cancer patients through the discovery, development and commercialization of transformative targeted therapies. Our development programs are designed to address drug resistance mutations in key driver oncogenes, which are mutated genes that cause cancer. Resistance mutations limit the efficacy of existing targeted therapies by rendering tumor cells unresponsive to drugs, and therefore present a critical challenge in cancer treatment today. Our initial focus is on developing the next generation of tyrosine kinase inhibitors, or TKIs, and is rooted in the critical role that tyrosine kinases play in the development of cancer. Despite the commercial success of approved TKIs, the development of drug resistance is a persistent limitation, narrowing the number of effective treatment options available to patients as they progress through subsequent lines of therapy.

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

Our lead product candidate, THE-630, is a pan-variant inhibitor of all major classes of activating and resistance mutations of the KIT kinase, or a pan-KIT inhibitor, for the treatment of gastrointestinal stromal tumors, or GIST, a type of cancer most often characterized by oncogenic activation of KIT. In January 2022, we announced that we had commenced dosing patients in a Phase 1/2 dose escalation and dose expansion clinical trial for the evaluation of THE-630 in patients with advanced GIST whose disease has developed resistance to prior KIT-targeting therapies. We expect to present initial data from the Phase 1 dose-escalation portion of the clinical trial in the second quarter of 2023, and to report additional data from the dose-escalation study in the fourth quarter of 2023. The objective of the Phase 1 dose-escalation portion of the study is to evaluate the safety, tolerability, and recommended phase 2 dose, or RP2D, of THE-630 in GIST patients who have received imatinib and one other TKI. Once the RP2D is determined, the study may transition directly into a Phase 2 portion consisting of three cohorts in patients with second line GIST, fifth line GIST, and a mix of third and fourth line GIST.

The FDA has granted orphan drug designation to THE-630 for the treatment of GIST.

Our second program is THE-349, a fourth-generation inhibitor of epidermal growth factor receptor, or EGFR, inhibitor program in non-small cell lung cancer, or NSCLC. THE-349 is designed to address treatment resistance to existing EGFR inhibitors by targeting the common activating mutations in exons 19 and 21 alone or in combination with the most frequently observed resistance mutations, T790M and C797X. Preclinical characterization of THE-349 as a fourth-generation EGFR, central nervous system, or CNS active, and mutant-selective inhibitor with potent activity against single-, double-, and triple-mutant EGFR variants, including T790M and C797X, was shared in a poster presentation at the 34th EORTC-NCI-AACR, or ENA,

Symposium in Barcelona on October 26-28, 2022. We have initiated Investigational New Drug, or IND-enabling studies, and expect to file an IND application for this program in the second half of 2023.

In addition to our lead programs, we have selectively prioritized additional small molecule research programs with established targets, following an assessment of unmet medical need. We intend to prioritize the first of our discovery programs, which is in lead optimization, by the end of 2022.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more product candidates. Our net losses were $36.9 million and $18.7 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $98.5 million. We expect to continue to incur significant and increasing losses for the foreseeable future. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

●	advance the clinical development of THE-630;
●	advance THE-349 and other compounds we may develop in the future from discovery through preclinical development and clinical trials;
●	seek marketing approvals for any product candidates that successfully complete clinical trials;
●	obtain, expand, maintain, defend and enforce our intellectual property portfolio;
●	hire additional clinical, regulatory and scientific personnel;
●	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	establish agreements with contract research organizations, or CROs, and contract manufacturing organizations, or CMOs; and
●	add operational, legal, compliance, financial and management information systems and personnel to support our research, product development and future commercialization efforts, as well as to support our operations as a public company.

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

As of September 30, 2022, we had cash, cash equivalents, and investments of $221.0 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and investments, will be sufficient to fund our operations and capital expenses into the fourth quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See section titled “—Liquidity and Capital Resources.”

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

Components of Our Results of Operations

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products or from other sources in the near future, if at all. If our development efforts for our product candidates, THE-630, THE-349, or any other product candidates that we may develop in the future are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.

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

A significant portion of our research and development costs have been external costs, which we track after a clinical product candidate has been identified. We utilize third-party contractors for our research and development activities and CMOs for our manufacturing activities and we do not have our own laboratory or manufacturing facilities. Therefore, we have no material facilities expenses attributed to research and development. Our internal research and development costs are primarily personnel-related costs and other indirect costs.

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase for the foreseeable future as we advance clinical development of our product candidates, THE-630, THE-349, and continue to discover and develop additional product candidates, expand our headcount and maintain, expand and enforce our intellectual property portfolio. If any product candidates enter into later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. There are numerous factors associated with the successful development and commercialization of any product candidates we may develop in the future, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development program and plans.

The successful development of our current product candidates, THE-630, THE-349, or any product candidates we may develop in the future is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development and commercialization of THE-630, THE-349 and any other product candidates we may develop. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of any current or future product candidate, if approved. This is due to the numerous risks and uncertainties associated with product development, including the uncertainty of:

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

Any changes in the outcome of any of these variables with respect to the development of THE-630, THE-349 or any other future product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any clinical trials following the FDA’s acceptance and clearance of an IND application, we could be required to expend significant additional financial resources and time to complete clinical development than we currently expect. We may never obtain regulatory approval for any product candidates that we develop.

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

We do not believe that inflation has had a material effect on our business. However, if our costs, in particular costs related to clinical trial expenses, preclinical expenses and/or employee-related expenses, were to become subject to significant inflationary pressures, it may adversely impact our business, operating results and financial condition.

Other Income, Net

Other income, net primarily consists of interest income, which is earned on cash equivalents that generate interest on a monthly basis, and short-term and long-term investments.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2022	2021	CHANGE
Operating expenses:
Research and development	$11,423	$4,996	$6,427
General and administrative	4,525	2,378	2,147
Total operating expenses	15,948	7,374	8,574
Loss from operations	(15,948)	(7,374)	(8,574)
Other income, net	1,203	2	1,201
Total other income, net	1,203	2	1,201
Net loss	$(14,745)	$(7,372)	$(7,373)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2022	2021	CHANGE
Pan-KIT inhibitor program (THE-630)	$4,028	$3,929	$99
Fourth-generation EGFR inhibitor program (THE-349)	2,940	300	2,640
Discovery programs	4,455	767	3,688
	$11,423	$4,996	$6,427

The increase in research and development expenses was primarily attributable to the following:

●	a $0.1 million increase in costs related to THE‑630, primarily due to a decrease in preclinical costs of $0.6 million, partially offset by an increase in clinical costs, including CRO and other clinical trial services costs of $0.2 million as we continued to advance THE-630 through the phase 1 portion of the ongoing phase 1/2 clinical trial, and increases in salary and benefit related expenses of $0.3 million and other allocated expenses of $0.2 million;
●	a $2.6 million increase in costs related to THE-349, primarily driven by an increase in CRO expenses of $1.5 million as we completed lead optimization, an increase in stock-based compensation expense of $0.4 million, and an increase in salary and benefit related expenses of $0.7 million; and
●	a $3.7 million increase in costs related to progress on our discovery programs, including an increase in CRO expenses of $0.6 million, an increase in stock-based compensation expense of $2.1 million, and an increase in salary and benefit related expense of $0.8 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2022	2021	CHANGE
Personnel-related expenses (including stock-based compensation)	$2,657	$1,502	$1,155
Facilities and supplies	126	64	62
Legal and professional fees	1,418	372	1,046
Other expenses	324	440	(116)
	$4,525	$2,378	$2,147

The increase in general and administrative expenses was primarily attributable to the following:

●	a $1.2 million increase in personnel-related costs primarily due to an increase in headcount, including an increase in stock-based compensation expense of $0.7 million, and an increase in salary and benefit related expense of $0.7 million, partially offset by a decrease in recruiting expense of $0.1 million; and

●	a $1.0 million increase in legal and professional fees, primarily due to increased legal and audit expenses, insurance and other costs associated with operating as a public company and to support our growing organization.

Total Other Income, Net

Total other income, net, was $1.2 million for the three months ended September 30, 2022, and consisted primarily of interest income. During the three months ended September 30, 2021, total other income, net, of $2,000 was recorded.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2022	2021	CHANGE
Operating expenses:
Research and development	$25,315	$13,306	$12,009
General and administrative	13,292	5,371	7,921
Total operating expenses	38,607	18,677	19,930
Loss from operations	(38,607)	(18,677)	(19,930)
Other income, net	1,716	25	1,691
Total other income (expense), net	1,716	25	1,691
Net loss	$(36,891)	$(18,652)	$(18,239)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021 (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2022	2021	CHANGE
Pan-KIT inhibitor program (THE-630)	$9,770	$10,972	$(1,202)
Fourth-generation EGFR inhibitor program (THE-349)	7,269	929	6,340
Discovery programs	8,276	1,405	6,871
	$25,315	$13,306	$12,009

The increase in research and development expenses was primarily attributable to the following:

●	a $1.2 million decrease in costs related to THE‑630, primarily due to a decrease in preclinical costs of $3.7 million, partially offset by an increase in clinical costs, including CRO and other clinical trial services costs of $1.5 million as we advance THE-630 into the phase 1 portion of the ongoing phase 1/2 clinical trial, and increases in salary and benefit related expenses of $0.6 million and other allocated expenses of $0.4 million;

●	a $6.3 million increase in costs related to THE-349, primarily driven by an increase in CRO expenses of $3.5 million as we completed lead optimization, an increase in stock-based compensation expense of $1.0 million, and an increase in allocated salary and benefit related expenses of $1.6 million; and
●	a $6.9 million increase in costs related to progress on our discovery programs, including an increase in CRO expenses of $1.7 million, an increase in stock-based compensation expense of $2.9 million, and an increase in salary and benefit related expense of $2.0 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2022 and 2021 (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2022	2021	CHANGE
Personnel-related expenses (including stock-based compensation)	$7,641	$2,829	$4,812
Facilities and supplies	416	100	316
Legal and professional fees	4,401	1,780	2,621
Other expenses	834	662	172
	$13,292	$5,371	$7,921

The increase in general and administrative expenses was primarily attributable to the following:

●	a $4.8 million increase in personnel-related costs primarily due to an increase in headcount, including an increase in stock-based compensation expense of $2.4 million, and an increase in salary and benefit related expense of $3.1 million, partially offset by a decrease in recruiting expense of $0.4 million; and
●	a $2.6 million increase in legal and professional fees, primarily due to increased legal and audit expenses, insurance and other costs associated with operating as a public company and to support our growing organization.

Total Other Income, Net

Total other income, net, was $1.7 million for the nine months ended September 30, 2022, and consisted primarily of interest income. During the nine months ended September 30, 2021 total other income, net, of $25,000 was recorded.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. As of September 30, 2022, we had cash, cash equivalents, and investments of $221.0 million.

We have funded our operations primarily with aggregate net proceeds of approximately $282.1 million from sales of our preferred stock and common stock, including the net proceeds received from the underwriters’ partial exercise of their over-allotment option in our IPO.

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2022	2021
Net cash used in operating activities	$(23,008)	$(17,279)
Net cash used in investing activities	(106,160)	—
Net cash provided by financing activities	70	99,604
Net (decrease) increase in cash	$(129,098)	$82,325

Net Cash Used in Operating Activities

During the nine months ended September 30, 2022, net cash used in operating activities was $23.0 million, primarily due to our net loss of $36.9 million, uses of cash for our operating lease liability of $0.6 million and amortization and accretion of investments of $0.2 million, partially offset by $9.0 million of stock-based compensation expense, a $0.8 million change in accounts payable, a $1.1 million change in other assets, a $0.7 million change in prepaid expenses and other current assets, and a $2.8 million change in accrued expenses and other current liabilities.

During the nine months ended September 30, 2021, net cash used in operating activities was $17.3 million, primarily due to our net loss of $18.7 million, uses of cash for prepaid expenses and other current assets of $1.0 million and other assets of $2.6 million, partially offset by $2.8 million of stock-based compensation expense, a $0.8 million change in accounts payable, and a $1.4 million change in accrued expenses and other current liabilities.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2022, net cash used in investing activities was $106.2 million, resulting from our net purchases and sales of $105.7 million of short-term and long-term investments, and purchases of property and equipment of $0.4 million. No cash was provided by or used in investing activities for the nine months ended September 30, 2021.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $0.1 million, resulting entirely from proceeds received from the issuance of common stock under our employee stock purchase plan.

During the nine months ended September 30, 2021, net cash provided by financing activities was $99.6 million, resulting from proceeds of $99.9 million received from the issuance and sale of shares of our Series B Preferred Stock, net of issuance costs, and $1.4 million in proceeds received from the early exercise of stock options, partially offset by the use of $1.7 million of cash for the payment of expenses related to the IPO.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue research and development and advance our THE-630 clinical trial and advance the preclinical development of our other programs, including THE-349. Furthermore, we expect to continue to incur additional costs associated with operating as a public company including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

Based on our current operating plan, we believe that our cash, cash equivalents, and investments of $221.0 million as of September 30, 2022 will be sufficient to fund our operations and capital expenses into the fourth quarter of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Contractual Obligations

There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in our Annual Report. Refer to Note 7 and Note 8 in our condensed consolidated financial statements included elsewhere in this Quarterly Report for further details.

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) December 31, 2026, the last day of the fiscal year ending after the fifth anniversary of our IPO.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Securities

None.

Use of Proceeds from Initial Public Offering

On October 12, 2021, we closed our initial public offering, or the IPO, in which we sold 10,000,200 shares of our common stock at a public offering price of $16.00 per share. On October 25, 2021, the Underwriters (as defined below) exercised their option to purchase an additional 1,171,990 shares of our common stock at the public offering price of $16.00 per share. After deducting underwriting discounts, commissions and offering expenses, the aggregate net offering proceeds raised in the IPO was approximately $162.5 million. All of the shares issued and sold in the IPO were registered under the Securities Act, pursuant to a Registration Statement on Form S-1 (File No. 333-259549), which was declared effective by the SEC on October 6, 2021, and a Registration Statement on Form S-1 MEF (File No. 333-260102) filed pursuant to Rule 462(b) of the Securities Act. No payments for such offering expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

Jefferies LLC, SVB Leerink LLC and Cantor Fitzgerald & Co. acted as joint book-running managers, and Wedbush Securities Inc. acted as lead manager for the offering, or collectively, the Underwriters.

There has been no material change in the planned use of proceeds from the IPO from that described in the final prospectus filed with the SEC on October 7, 2021.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 3, 2022, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., as sales agent, or Cantor Fitzgerald, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock having an aggregate offering price of up to $100.0 million.

We are not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use its commercially reasonable efforts consistent with its sales and trading practices, applicable state and federal law, rules and regulations and the rules of Nasdaq Global Select Market to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. Cantor Fitzgerald’s obligations to sell shares under the Sales Agreement are subject to satisfaction of certain conditions, including the effectiveness of a registration statement on Form S-3 covering the shares of common stock that may be sold by Cantor Fitzgerald under the Sales Agreement, which we expect to file with the SEC shortly after the filing of this report. We will pay Cantor Fitzgerald a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares and have agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. We have also agreed to reimburse Cantor Fitzgerald for the reasonable and documented fees and expenses of its outside legal counsel, not to exceed $75,000 in the aggregate, in connection with entering into the Sales Agreement, $15,000 per calendar quarter thereafter in connection with updates to the extent necessary and $25,000 for each program “refresh” executed pursuant to the Sales Agreement.

The offering of shares of our common stock pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement as permitted therein. We and Cantor Fitzgerald may each terminate the Sales Agreement at any time upon ten days’ prior notice.

The foregoing summary of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which we will file with the registration statement referred to above.

Shares sold under the Sales Agreement will be issued pursuant to the registration statement referred to above and the sales agreement prospectus that will form a part of such registration statement, following such time as the registration statement is declared effective by the SEC. This report shall not constitute an offer to sell or the solicitation of an offer to buy any shares under the Sales Agreement, nor shall there be any sale of such shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Item 6. Exhibits

		Incorporated by Reference

No.	Description of Exhibit	Form	File No.	Referenced Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-Q	001-40869	3.1	August 11, 2022
3.2	Amended and Restated Bylaws of Registrant.	10-Q	001-40869	3.2	August 11, 2022
4.1	Amended and Restated Investors’ Rights Agreement, dated January 22, 2021, by and among the Registrant and the other parties thereto.	S-1	333-259549	4.2	September 15, 2021
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags					X

are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X
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

THESEUS PHARMACEUTICALS, INC.

Date: November 3, 2022	By:	/s/ Timothy P. Clackson
Name: Timothy P. Clackson, Ph.D.
Title: President and Chief Executive Officer
(Principal Executive Officer)
Date: November 3, 2022	By:	/s/ Bradford D. Dahms
Name: Bradford D. Dahms
Title: Chief Financial Officer (Principal Financial and Accounting Officer)