Form 10-K
period 2022-12-31
Theseus Pharmaceuticals, Inc.
filed 2023-03-09
CIK 1745020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on the attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2022, was $85.6 million. For purposes of this disclosure, shares of common stock held by each executive officer, director and stockholder known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2023, there were 43,561,124 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

Theseus Pharmaceuticals, Inc.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as information included in oral statements or other written statements made or to be made by us, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

●	the ability of our preclinical studies and clinical trials to demonstrate safety and efficacy of product candidates and other positive results;

●	the initiation, timing, progress, results and cost of our research and development programs and our current and future preclinical studies and clinical trials for current product candidates and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, and our research and development programs;

●	the timing, scope and likelihood of regulatory filings and approvals, including timing of investigational new drug applications, or INDs, and final approval by the US Food and Drug Administration, or the FDA, of our current product candidates and any future product candidates we may develop;

●	our ability to develop and advance our current product candidates and development programs into, and successfully complete, clinical trials;

●	our manufacturing, commercialization, and marketing capabilities and strategy;

●	our plans relating to commercializing product candidates, if approved, including the geographic areas of focus and sales strategy;

●	the need to hire additional personnel and our ability to attract and retain such personnel;

●	the size of the market opportunity for our product candidates and development programs, including our estimates of the number of patients who suffer from the diseases we are targeting;

●	our competitive position and the success of competing therapies that are or may become available;

●	the beneficial characteristics, and the potential safety, efficacy and therapeutic effects of product candidates;

●	the potential advantages of our integrated research and development approach;

●	our ability to obtain and maintain regulatory approval of product candidates;

●	our plans relating to the further development of product candidates, including additional indications we may pursue;

●	existing regulations and law and regulatory developments in the United States, or US, Europe and other jurisdictions;

●	our expectations regarding the impact of the COVID-19 pandemic on our business and the timing and enrollment of our clinical trials;

●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our current product candidates and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;

●	our continued reliance on third parties to conduct additional preclinical studies and clinical trials of product candidates;

●	our ability to contract with third-party suppliers and manufacturers for the manufacture of product candidates for preclinical studies and clinical trials and their ability to perform timely and adequately as a result of supply chain constraints or otherwise;

●	our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize product candidates;

●	the pricing and reimbursement of current product candidates and other product candidates we may develop, if approved;

●	the rate and degree of market acceptance and clinical utility of current product candidates and other product candidates we may develop;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our expected use of proceeds from sales of our common stock in “at-the-market” offerings and the period over which such proceeds, together with existing cash, will be sufficient to meet our operating needs;

●	our financial performance;

●	the period over which we estimate our existing cash, cash equivalents, and marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements;

●	our expectations regarding the period during which we will remain an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act;

●	our anticipated use of our existing cash resources;

●	developments relating to our competitors, our industry or the economy; and

●	other risks and uncertainties, including those listed in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report.

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

RISK FACTOR SUMMARY

Our business and our ability to execute our business strategy are subject to numerous risks. These risks include, among others:

●	We are very early in our development efforts, have a limited operating history, have not completed any clinical trials, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.

●	We have incurred significant net losses in each period since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve in a timely manner our objectives relating to the discovery, development and commercialization of our product candidates and development programs.

●	We will need to obtain substantial additional funding to complete the development and, if approved, any commercialization of our product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our product development programs or other operations.

●	We are very early in our development efforts and are substantially dependent on THE-630, our pan-variant KIT product candidate for gastro-intestinal stromal tumors, or GIST, and THE-349, our fourth-generation epidermal growth factor receptor, or EGFR, product candidate, for non-

small cell lung cancer, or NSCLC. If we are unable to advance any product candidates through preclinical and clinical development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed.

●	We may not be able to submit INDs for our EGFR inhibitor product candidate, THE-349, or for our BCR-ABL or other discovery programs, to commence clinical trials on the timelines we expect, and even if we are able to submit an IND, the FDA may not permit us to initiate clinical trials.

●	Our ongoing and anticipated preclinical studies and clinical trials may fail at any time, and because our most advanced product candidates THE-630 and THE-349 are in a very early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products.

●	We have limited experience as a company in conducting clinical trials.

●	We face substantial competition which may result in others discovering, developing or commercializing products before or more successfully than we do.

●	We have never commercialized a product candidate as a company before and currently lack the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators.

●	We may be unable to obtain US or foreign regulatory approval and, as a result, may be unable to commercialize product candidates.

●	We depend on intellectual property licensed from ARIAD Pharmaceuticals, Inc., or ARIAD, the termination of which could result in the loss of significant rights, which would harm our business.

●	If we and our licensors and collaborators, if any, are unable to obtain and maintain sufficient patent and other intellectual property protection for product candidates and technology, our competitors could develop and commercialize products and technology similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any product candidates we may develop.

PART I

ITEM 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of cancer patients through the discovery, development, and commercialization of transformative targeted therapies. Our development programs are designed to address drug resistance mutations in key driver oncogenes, which are mutated genes that cause cancer. Resistance mutations limit the efficacy of existing targeted therapies by rendering tumor cells unresponsive to drugs, and therefore present a critical challenge in cancer treatment today. Our initial focus is on developing the next generation of tyrosine kinase inhibitors, or TKIs, and is rooted in the critical role that tyrosine kinases play in the development of cancer. Despite the commercial success of approved TKIs, the development of drug resistance is a persistent limitation, narrowing the number of effective treatment options available to patients as they progress through subsequent lines of therapy.

Our goal is to develop “pan-variant” kinase inhibitors-inhibitors that target all major cancer causing and drug resistance mutations in clinically significant protein kinases. We believe that truly pan-variant inhibitors are required to effectively inhibit the heterogeneous mix of resistance mutations found in patients, and may also suppress the emergence of new mutations when used in earlier lines of therapy. To develop such inhibitors, we deploy our novel Predictive Resistance Assay™, or PRA, a highly differentiated cell-based method for testing TKIs that we believe is predictive for “pan-ness”. We also employ structure-guided drug design, and, coupled with our PRA, we believe our approach has the potential to optimize molecules for pan-variant activity while maintaining selectivity and tolerability.

Our most advanced product candidate, THE-630, is a pan-variant inhibitor of all major classes of activating and resistance mutations of the KIT kinase for the treatment of GIST, a type of cancer most often characterized by oncogenic activation of KIT. GIST is the most common sarcoma of the gastrointestinal tract and often initiates in the stomach or small intestines. We are currently enrolling patients in a Phase 1/2 dose escalation and dose expansion clinical trial for the evaluation of THE-630 in patients with advanced GIST whose disease has developed resistance to prior KIT-targeting therapies. As of December 31, 2022, we were treating patients in cohort 5 of dose escalation, with all seven planned Phase 1 sites in the US open and enrolling patients. We expect to present initial data from the Phase 1 dose escalation portion of the clinical trial at an academic meeting in the second quarter of 2023, and to report additional data from the dose escalation study at an academic meeting in the fourth quarter of 2023. The primary objective of the Phase 1 dose escalation portion of the study are to evaluate the safety profile of THE-630, including the determination of a recommended Phase 2 dose, or RP2D, in GIST patients who have received imatinib and at least one other TKI. Secondary objectives include determining the pharmacokinetic, or PK, profile of THE-630, and to characterize preliminary evidence of antitumor activity of THE-630. Once an RP2D is determined, the study will transition into the Phase 2 portion consisting of three expansion cohorts in patients with second-line GIST, third or fourth-line GIST, and fifth (or greater) line GIST. The Phase 2 dose expansion portion is expected to include sites in the US and Europe. The FDA has granted orphan drug designation to THE-630 for the treatment of GIST.

Our second product candidate is THE-349, a fourth-generation EGFR inhibitor for the treatment of NSCLC. THE-349 is designed to address on-target treatment resistance to existing EGFR inhibitors by targeting the common activating mutations in exons 19 and 21 alone or in combination with the most frequently observed resistance mutations, T790M and C797X. Preclinical characterization of THE-349 as central nervous system, or CNS active, and mutant-selective inhibitor with potent activity against single-, double-, and triple-mutant EGFR variants, including T790M and C797X, was shared in a poster presentation at the 34th EORTC-NCI-AACR, or ENA, Symposium in Barcelona on October 26-28, 2022. We have initiated IND-enabling studies, and expect to file an IND application for this product candidate with the FDA in the fourth quarter of 2023. We plan to pursue initial clinical development as monotherapy in patients with C797X-mediated resistance after treatment with osimertinib, or another third-generation inhibitor, and then, assuming positive clinical data and subject to discussions with the FDA, expand into evaluation of combination treatment with other relevant modalities and, if clinical data support, target a broader second-line patient population to address the unmet need of patients who have been previously treated with osimertinib, but progress with either on-target or off-target resistance.

Our third program is a next-generation BCR-ABL TKI that we are designing to be potent, selective, and pan-variant—features that we believe would balance safety and efficacy—for patients with relapsed/refractory chronic myeloid leukemia, or CML, and Philadelphia chromosome-positive, or Ph+, acute lymphoblastic leukemia, or ALL. We expect to nominate a development candidate for this program by early 2024, with the goal of pursuing clinical development in patients with CML who have been previously treated with a second-generation TKI or have the T315I mutation, and in combination therapy for newly diagnosed patients with Ph+ ALL.

Our differentiated approach to addressing drug resistance is built on three strategic pillars: (1) targeting clinically-validated oncogenic drivers that have a clear unmet need; (2) integrating structure-guided drug design with our predictive screening methodologies, including our PRA; and (3) pursuing translationally-driven, biomarker-guided clinical development strategies. We believe our research and development approach, honed over years of our management team’s experience in developing approved therapeutics at ARIAD, positions us well to develop a pipeline of drugs to address the challenges posed by resistance mutations.

Our Pipeline

Our current product candidates, targeting KIT (THE-630) and EGFR (THE-349), and our BCR-ABL program, are next-generation TKIs that aim to address the key limitation of drug resistance, and are summarized below:

*

We hold exclusive rights to all our programs. For THE-630, we hold a worldwide exclusive license in our therapeutic area of focus through the ARIAD License Agreement, as defined and described in the section titled “Business—ARIAD License Agreement.”

THE-630: Pan-Variant KIT Inhibitor

Our most advanced product candidate, THE-630, is a pan-variant KIT inhibitor for the treatment of patients with advanced GIST. GIST is the most common sarcoma of the gastrointestinal tract and is often initiates in the stomach or small intestines. Current estimates for the total number of GIST cases diagnosed each year in the US range from approximately 4,000 to 6,000. Prevalence is estimated to be 13.5 to 15.5 cases per 100,000 people, and therefore approximately 48,000 patients are estimated to be living with GIST in the US each year. Front-line intervention is surgical removal of cancerous tissue when possible. In cases where the tumor has spread and/or surgery cannot be performed, the TKI imatinib is often used as first-line therapy. However, most patients receiving imatinib relapse and subsequent lines of therapy are less effective.

THE-630 is a novel small molecule TKI that has been designed to block activity of all major classes of activating and resistance mutations of KIT that drive GIST. Existing TKIs for GIST are limited by the emergence of resistance mutations, as clinical data have demonstrated their inability to inhibit disease progression as these mutations arise in tumor cell populations. THE-630 is a pan-variant KIT inhibitor for GIST, with potent activity demonstrated in cellular assays and strong anti-tumor activity demonstrated in animal models against both activating and resistance mutations. We believe THE-630, if approved, has the potential to overcome limitations of existing TKIs based on its promising inhibitory profile and favorable drug-like properties, as well as its potential to achieve predicted pan-variant KIT inhibitory blood concentrations at tolerable doses in preclinical safety studies.

We are currently enrolling patients in a Phase 1/2 dose escalation and dose expansion clinical trial for the evaluation of THE-630 in patients with advanced GIST whose disease has developed resistance to prior KIT-targeting therapies. We expect to present initial data from the Phase 1 portion of the clinical trial at an academic meeting in the second quarter of 2023, and to report additional data from the dose escalation study at an academic meeting in the fourth quarter of 2023. As of December 31, 2022, we were treating patients in cohort 5 of dose escalation, with all seven planned Phase 1 sites in the US open and enrolling patients. The primary objective of the Phase 1 dose escalation portion of the study is to evaluate the safety profile of THE-630, including determination of an RP2D, in GIST patients who have received imatinib and at least one other TKI. Secondary objectives include determining the PK profile of THE-630, and to characterize preliminary evidence of antitumor activity of THE-630. Once an RP2D is determined, the study will transition into the Phase 2 portion consisting of three expansion cohorts in patients with second-line GIST, third or four-line GIST and fifth (or greater) line GIST. The Phase 2 dose expansion portion is expected to include sites in the US and Europe.

Assuming positive clinical data and subject to discussions with the FDA, our registration strategy will evaluate THE-630 in two different GIST populations. One population will be GIST patients who have already received four prior lines of therapy, or fifth-line GIST, where there is currently no available therapy and therefore a significant unmet medical need. Given its broad mutational coverage as a pan-variant KIT inhibitor, we also plan to evaluate THE-630 in GIST patients who only received prior imatinib, or in second-line GIST. Our goal is to pursue our registrational trials in fifth-line and second-line GIST in parallel. Based on the preclinical profile and known clinical limitations of marketed therapies for GIST, we believe THE-630 has the potential to deliver meaningful clinical benefit over the currently available standards of care.

The FDA has granted orphan drug designation to THE-630 for the treatment of GIST.

THE-349: Fourth-Generation EGFR Inhibitor

Our second product candidate is THE-349, which is a fourth-generation inhibitor of EGFR that is active against 1) C797X, the most common EGFR mutation that causes resistance to osimertinib in patients with NSCLC, 2) the most common activating mutations in EGFR, and 3) T790M, the most common mutation that confers resistance to first- and second-generation EGFR inhibitors. In addition, preclinical data have demonstrated that THE-349 has a high degree of kinome and wild-type EGFR selectivity, and exhibits substantial CNS activity.

NSCLC is the most common form of lung cancer with approximately 10% to 50% of NSCLC tumors driven by activating mutations in EGFR, depending on geographic region. Treatment of EGFR-mutant metastatic NSCLC patients with first- and second-generation EGFR TKIs, such as erlotinib, gefitinib, afatinib and dacomitinib, substantively improved outcomes for patients compared to chemotherapy. However, resistance eventually develops in most patients, leading to disease progression, with about half of patients’ tumors developing the T790M EGFR mutation. Osimertinib, a third-generation TKI, was initially developed to treat T790M-positive disease in patients progressing on a first- or second-generation TKI. Subsequently, it was approved in the first-line setting in the US where it improved progression-free and overall survival compared to earlier-generation inhibitors. However, most patients receiving treatment eventually progress. A subset of patients on osimertinib, either in first- or later-line therapy, will still progress due to further EGFR resistance mutations, with C797X being the most common of such mutations. A significant unmet medical need remains for patients with this subset of EGFR-mutant NSCLC.

To address this problem of on-target resistance, we have developed THE-349, a TKI designed to inhibit the full range of single-, double- and triple-mutant variants found in the tumors of patients with EGFR-mutant NSCLC that have developed resistance to osimertinib in first- or later-line therapy, including the C797X and T790M mutations. Preclinical data demonstrate THE-349 can potently inhibit these major classes of EGFR activating and resistance mutations, possesses kinome and wild-type EGFR selectivity, and has CNS activity. We expect to file an IND for this product candidate with the FDA in the fourth quarter of 2023, and to initiate the Phase 1/2 trial as soon as possible thereafter, subject to clearance of the IND by the FDA. We plan to pursue an initial clinical development as monotherapy in patients with C797X-mediated resistance, and then, assuming positive clinical data and subject to discussions with the FDA, expand into evaluation of combination treatment with other relevant modalities and, if clinical data support, target a broader second-line patient population to address the unmet need of patients who have been previously treated with osimertinib, but progress with either on-target or off-target resistance. We believe that continued EGFR inhibition, in combination with other relevant effective modalities, will be necessary to optimally treat patients who develop off-target resistance to osimertinib, given the clonal heterogeneity of the disease.

Our Strategy

We are a biopharmaceutical company focused on improving the lives of cancer patients through the discovery, development, and commercialization of transformative targeted therapies. Our development programs are designed to address drug resistance mutations in key driver oncogenes, which are mutated genes that cause cancer. The key elements of our strategy to achieve our mission are:

●	Advance the development of our most advanced product candidate, THE-630, for GIST patients. We designed THE-630 as a differentiated TKI for the treatment of patients with previously-treated GIST. We believe that the broad inhibitory profile of THE-630 against all major classes of activating and resistance mutations in KIT has the potential to generate robust and durable responses for advanced GIST patients across the spectrum of previously-treated patient populations. Our registration strategy is expected to be focused on fifth-line and second-line GIST. There is currently no available therapy and therefore a significant unmet medical need in the fifth-line GIST setting. Given its broad mutational coverage as a pan-variant KIT inhibitor, we also plan to evaluate THE-630 in second-line GIST. We plan to pursue our fifth-line and second-line registrational trials in parallel.

●	Advance THE-349, our fourth-generation EGFR inhibitor product candidate for NSCLC patients. We have developed THE-349, a TKI designed to inhibit the full range of single-, double- and triple-mutant variants found in the tumors of patients with EGFR-mutant NSCLC that have developed resistance to osimertinib in first- or later-line therapy, including the C797X and T790M mutations. We believe that THE-349 has the potential to meaningfully improve patient outcomes in EGFR-mutant NSCLC patients who have progressed on osimertinib given its broad and potent EGFR mutation coverage, its selectivity, and CNS activity. We expect to file an IND for this product candidate with the FDA in the fourth quarter of 2023.

●	Leverage our differentiated research and discovery approach to advance our BCR-ABL program and expand our pipeline. Mutational resistance has the potential to affect the therapeutic utility of a broad range of existing oncology therapies. Our structure-guided drug design approach, integrated with our PRA, allows us to efficiently design and validate novel inhibitors against known targets that target all major activating and resistance mutations. In January 2023, we announced that our next program will be a TKI to inhibit BCR-ABL fusions, which are implicated in two diseases, CML and Ph+ ALL, for which there are significant unmet needs for therapies that optimally balance safety and efficacy. Beyond BCR-ABL, we expect to initially focus on discovering additional kinase inhibitors, and we may also explore other oncogenic driver targets. In addition to our in-house research, we may evaluate in-licensing opportunities that could be synergistic with our pipeline.

●	Build a leading, fully integrated precision oncology company to maximize the clinical impact and value of our pipeline. We believe the targeted nature of our research and discovery approach allows for efficient and focused clinical development. By developing drugs for known targets where TKI activity has previously been established, we believe we can minimize biology risk in our product development lifespan. We continue to build a lean, experienced team to rapidly advance product candidates in a capital-efficient manner. We currently intend to retain the commercialization rights to our product candidates in the US; however, we may opportunistically enter into strategic collaborations in certain geographic or clinical settings to maximize the value of our pipeline.

Our Research and Discovery Approach

Our approach to drug discovery is characterized by the identification of therapeutic solutions responsive to resistance mutations in certain cancers with clear unmet need. Our drug discovery approach is built on three pillars:

●	Clinically validated targets with clear unmet need. We are focused exclusively on well-validated targets that are directly linked to the proliferation and survival of a tumor, known as driver oncogenes, for which the clinical activity of TKI therapies has already been established, and where there is a clear unmet need. We believe this approach can allow us to identify targets more reliably for our programs since data in patients have shown that successful inhibition of these targets will typically have the intended biological effect. We further focus on targets where there is documented observation of resistance mutations, no pan-variant TKI available to patients and lack of further treatment options for patients that have been failed by existing standards of care. These settings have a clear unmet need with a strong rationale for the development of a pan-variant inhibitor.

●	Structure-guided drug design integrated with predictive screening methodologies. We design small molecule inhibitors based on deep structural knowledge of our targets and candidate molecules at the molecular level. We acquire high-resolution, atom-level structural maps of activated and mutated target proteins using techniques such as X-ray crystallography, and we supplement these with computational modeling to understand the precise changes induced by mutations. We use these approaches to guide iterative rounds of synthesis and testing of molecules. This allows us to design novel small molecule inhibitors that target all major activating and resistance mutations. To test these molecules, we deploy our PRA, a novel screening and characterization approach that incorporates two critical human serum proteins that can affect drug activity. We believe our PRA is a highly differentiated cell-based method for testing small molecule TKIs under conditions that mimic the physiological setting and that it is predictive for “pan-ness”, the ability to inhibit all major classes of activating and resistance mutations in a given target. By comparing TKI inhibitory values in this assay to achievable human blood levels of TKIs, our approach allows us to select TKIs for clinical testing that we believe have the potential to perform best in cancer patients, irrespective of mutational status. As such, although to date our PRA has not been clinically validated, we believe it allows us to apply our drug discovery expertise in selecting small molecule inhibitors that have the optimal properties for further development and testing.

●	Translationally-driven, biomarker-guided clinical development. We design clinical development programs that are intended to supply rich biomarker datasets to provide us with an early assessment of activity against individual mutant variants. By monitoring mutational status of patients before and during treatment, we aim to validate the inhibition of individual mutant forms of the target protein, then correlate this with overall clinical response. We believe this will provide us with insights of potential clinical pan-inhibitory activity and inform our investment decisions given that the process of clinical development is inherently uncertain.

THE-630: Our Pan-Variant KIT Inhibitor

Summary Overview

Our most advanced product candidate, THE-630, is a next-generation KIT inhibitor for the treatment of patients with advanced GIST. GIST is the most common sarcoma of the gastrointestinal tract and often initiates in the stomach or small intestines. The worldwide annual incidence of GIST is estimated to be between 11 and 19.6 cases per million people. Current estimates for the total number of GIST cases diagnosed each year in the US range from approximately 4,000 to 6,000. Prevalence is estimated to be 13.5 to 15.5 cases per 100,000 people, and therefore approximately 48,000 patients are estimated to be living with GIST in the US each year. We estimate that the annual addressable population for first- and second-line unresectable or metastatic GIST in the US is approximately 3,200 and 2,200 patients, respectively. Approximately 80% are driven by activating mutations in the KIT kinase. Front line intervention is surgical removal of cancerous tissue when possible. In cases where the tumor has spread and/or surgery cannot be performed, the TKI imatinib is often used as first-line therapy. Most patients receiving imatinib relapse, often with multiple KIT kinase resistance mutations, and subsequent lines of therapy are typically less effective due to a lack of coverage over all major resistance mutations in KIT, meaning that all patients who relapse are expected to ultimately succumb to their cancer. Therefore, a significant unmet need exists for GIST patients.

THE-630 is a novel small molecule TKI that blocks activity of all major classes of KIT activating and resistance mutations that drive GIST. Existing TKIs are limited by the emergence of resistance mutations, as clinical data have demonstrated their inability to inhibit disease progression as these mutations arise in tumor cell populations. THE-630 is a pan-variant KIT inhibitor for GIST, with potent activity demonstrated in cellular assays and strong anti-tumor activity in animal models against both activating and resistance mutations. We believe THE-630, if approved, has the potential to be a best-in-class KIT inhibitor for GIST patients based on its promising inhibitory profile and favorable drug-like properties, as well as its ability to achieve predicted pan-variant KIT inhibitory blood concentrations at tolerable doses in preclinical safety studies.

We are currently enrolling patients in the Phase 1 portion of a Phase 1/2 dose escalation and dose expansion clinical trial in patients with previously-treated GIST. The Phase 1 portion is enrolling patients with prior treatment with imatinib and at least one of the following: sunitinib, regorafenib, ripretinib, or avapritinib. We expect to present initial data from the Phase 1 dose escalation portion of the clinical trial in an academic meeting in the second quarter of 2023 and to report additional data from the dose escalation study at an academic meeting in the fourth quarter of 2023. As of December 31, 2022, we were treating patients in cohort 5 of dose escalation, with all seven planned Phase 1 sites in the US open and enrolling patients. The primary objective of the Phase 1 dose escalation portion of the study is to evaluate the safety profile of THE-630, including determination of an RP2D. Secondary objectives include determining the PK profile of THE-630, and to characterize preliminary evidence of antitumor activity of THE-630. Once an RP2D is determined, the study will transition into the Phase 2 portion consisting of three expansion cohorts in patients with second-line GIST, third- or four-line GIST, and fifth- (or greater) line GIST. The Phase 2 dose expansion portion is expected to include sites in the US and Europe.

Assuming positive clinical data and subject to discussions with the FDA, our registration strategy will evaluate THE-630 in two different GIST populations. One population will be GIST patients who have already received four prior lines of therapy, or fifth-line GIST, where there is currently no available therapy and therefore a significant unmet medical need. Given its broad mutational coverage as a pan-variant KIT inhibitor, we also plan to evaluate THE-630 in GIST patients who have only received prior imatinib, or second-line GIST. We plan to pursue our registrational trials in fifth-line and second-line GIST in parallel. Based on the preclinical profile and known limitations to marketed therapies for GIST, we believe THE-630 has the potential to deliver meaningful clinical benefit over the currently available standards of care.

Overview of GIST and KIT Mutations

GIST is the most common tumor of the gastrointestinal tract and presents most often in the stomach or small intestine. In adult GIST patients, approximately 95% of tumors overexpress the tyrosine kinase receptor KIT, while approximately 80% have KIT gene mutations that activate the KIT receptor. In normal cells, KIT receptor tyrosine kinase, or RTK, activity is regulated by binding of the endogenous ligand for the receptor. Activation of the KIT kinase caused by mutations leads to uncontrolled cancer cell growth, leading to tumor formation. As shown in Figure 1 below, there are two major classes of activating mutations in KIT that occur in different exons of the gene:

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

Successful targeting of KIT activating mutations by existing KIT inhibitors almost always leads to the emergence of one or more additional mutations, at separate sites in the protein, that make the tumor resistant to the inhibitor. As shown in Figure 1 below, there are also two major classes of resistance mutations that occur in different exons of the gene:

●	KIT exon 13 and exon 14 resistance mutations are seen in up to approximately 45% of GIST patients who develop resistance to imatinib. These mutations occur in a region of the protein known as the ATP-binding pocket and block, or reduce, the ability of inhibitors to bind and impede kinase activity.

●	KIT exon 17 and exon 18 resistance mutations are also seen in up to approximately 45% of GIST patients who develop resistance to imatinib. These mutations occur in a region of the protein known as the activation loop and block, or reduce, the ability of inhibitors to bind and impede kinase activity.

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

Imatinib and sunitinib have activity against the activating mutations in exons 9 and 11, although potency against exon 9 mutations is reported to be lower for imatinib. Imatinib has relatively weak activity against resistance mutations in both the ATP-binding pocket and the activation loop, located in exons 13, 14, 17 and 18. Sunitinib is active against imatinib-resistant GIST subclones with resistance mutations in exons 13 and 14 that encode the ATP-binding pocket, including the common V654A mutation. However, it has poor activity against subclones with KIT activation loop mutations encoded by exons 17 and 18. Compared to sunitinib, regorafenib has somewhat more potent activity against activation loop mutations, but is less potent against ATP-binding pocket mutations. In the fourth-line setting, ripretinib yielded a 9.4% response rate and clinical benefit was relatively limited, with half of ripretinib-treated patients in a Phase 3 clinical trial experiencing progression within the first six months of treatment. Furthermore, in preclinical studies, ripretinib reportedly showed relatively low potency against ATP-binding-pocket mutations in exons 13 and 14.

The toxicity profile of some of these therapies also significantly limits their utility in treating patients with advanced GIST. In particular, sunitinib and regorafenib are multi-kinase inhibitors that are associated with more toxicity than imatinib, with side effects including severe hand-foot syndrome, thrombocytopenia, thyroid dysfunction and liver enzyme elevation.

The clinical benefits of second-line sunitinib and third-line regorafenib are limited: reported median PFS is six months or less in each case, and dose reductions and dose interruptions due to toxicity are commonly reported. Ripretinib has a similar median PFS of approximately six months in patients who have relapsed following treatment with imatinib, sunitinib and regorafenib. In a retrospective subgroup analysis from a recent clinical trial in second-line GIST, ripretinib was shown to provide meaningful clinical benefit over sunitinib in the subset of patients with an activating exon 11 mutation and resistance mutations in exons 17/18 only, which would be predicted by our PRA. Median PFS was shown to be 14.2 months and the ORR was 44% for ripretinib. We believe that a pan-variant KIT inhibitor such as THE-630 has the potential to show strong efficacy more broadly in second-line GIST patients, irrespective of the KIT activating and resistance mutations present.

Our Solution: THE-630, a Pan-Variant KIT Inhibitor

THE-630 is a pan-variant KIT inhibitor designed to address the limitations of previous generations of TKIs for patients with GIST. We designed THE-630 to have potent activity against both major classes of activating KIT mutations (exons 9 and 11), and both major classes of KIT resistance mutations that arise in: (1) the ATP-binding pocket (exons 13 and 14) and (2) the activation loop (exons 17 and 18). In preclinical studies, THE-630 achieved the predicted pan-variant KIT inhibitory blood concentrations at tolerable doses and induced significant anti-tumor activity. Given the heterogeneity of the tumor cell populations in GIST patients whose tumors progress on imatinib, and the incomplete KIT mutational coverage provided by later lines of therapy, we believe developing a next-generation KIT compound that effectively inhibits all major classes of KIT activating and resistance mutations should improve response rates and increase PFS in GIST patients in both later and earlier lines of therapy.

Broad KIT Mutation Coverage Supported by In Vitro Data

To accurately measure the activity of product candidates, we developed the PRA, a novel screening and characterization approach that incorporates two critical human serum proteins that can affect drug activity. Using this approach, we believe we can accurately predict the clinical activity of current TKI therapies, including imatinib, sunitinib, regorafenib and ripretinib. In so doing, we believe that we can better understand the therapeutic strengths and weaknesses of each compound, thereby allowing us to design THE-630 with an improved product profile.

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

nM (nanomolar)

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

To illustrate how we use this methodology, we compared Cav levels of sunitinib in GIST patients, and sunitinib potency against several KIT resistance mutations as determined in our cellular assay. As shown in Figure 5 below, our in vitro PRA predicted that sunitinib would have strong activity against ATP-binding pocket mutations but weak activity against activation loop mutations, consistent with the reported clinical data.

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

As was the case for sunitinib, the results of our PRA accurately recapitulated the known clinical patterns of resistance of imatinib and regorafenib, including overall insensitivity against ATP-binding pocket mutations and activation loop mutations. For ripretinib, our PRA predicts only modest clinical activity against activating mutations in exon 9 and against resistance mutations in the ATP-binding pocket, which is consistent with the results seen in the INTRIGUE study evaluating ripretinib versus sunitinib in the second-line GIST setting.

We then evaluated the same panel of KIT mutations in our PRA against our lead TKI product candidate, THE-630, which demonstrated activity against all major classes of activating and resistance mutations at a target Cav of 100 nM.

THE-630 showed a wide breadth of inhibitory activities, demonstrating potent activity against the most common activating mutation of exon 11 deletions as well as ten different known resistance mutations. THE-

630 also demonstrated potent activity against an alternate exon 11 activating mutation at V560D plus two known resistance mutations. THE-630 also showed potent activity against an exon 9 activating mutation plus two resistance mutations.

Based on the activity profile, we believe that if a Cav of 100 nM is achieved in patients, THE-630 will be able to potently inhibit all major classes of activating and resistance mutations. While two mutational combinations of exon 11 deletion plus the exon 17 D816Y mutation, and of exon 9 insertion plus the exon 17 D816H mutation, were not as potently inhibited by THE-630, we note that these variants are very rarely seen in GIST patients, despite being inhibited even less potently by imatinib, sunitinib, and regorafenib.

Figure 6. Activity of THE-630 and benchmark TKIs in the PRA of cytotoxicity against KIT activation and resistance mutations showing a broad activity profile. The y-axis shows the IC50 value range using a log10 scale.

(1) Assumes target Cav of 100 nM

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
Mean Tumor Volume (mm3) ± SEM
Days Post Treatment
Ex11Del + D820A (Ex17)
Vehicle, QD
THE-630, 20 mg/kg QD
Vehicle, BID
Ripretinib, 50 mg/kg BID
1% TR
59% TR
Mean Tumor Volume (mm3) ± SEM
Days Post Treatment
Ex11Del + A829P (Ex18)
Vehicle, QD
Sunitinib, 20 mg/kg QD
THE-630, 20 mg/kg QD
Vehicle, BID
Ripretinib, 50 mg/kg BID
0% TGI
81% TGI
90% TGI
Mean Tumor Volume (mm3) ± SEM
Days Post Treatment

Figure 10. In vivo activity of THE-630 and benchmark TKIs in tumor models containing resistance mutations in the KIT activation loop.

To evaluate the kinase selectivity of THE-630, we conducted a single point screen against 330 kinases at 100 nM, using a commercially available screening panel. For comparison, we included ripretinib. Against this panel, THE-630 inhibited the activity of 50 out of 330 kinases by more than 50%. Similarly, ripretinib inhibited the activity of 43 out of 330 kinases by more than 50%.

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

We have also completed a 28-day good laboratory practice, or GLP, toxicology study of THE-630 in rats and a 28-day GLP toxicology study of THE-630 in NHPs. The no observed adverse effect level, or NOAEL, in our NHP toxicology study was used to derive our proposed first-in-human dose. The NOAEL in the NHP toxicology study was observed at dose level which provided a Cav of approximately 75 nM, indicating a favorable therapeutic index of at least 0.75 when compared to our target exposure level in humans (Cav) of 100 nM. 100 nM Cav is the exposure we expect to demonstrate pan-variant KIT activity and meaningfully improve patient outcomes. The exposure levels achieved in NHPs at the NOAEL met or exceeded the in vitro IC50 values, measured in the presence of human serum proteins, for all KIT mutants evaluated. No adverse effects were seen in standard GLP safety in vivo pharmacology studies.

Clinical Development Plan for THE-630 in GIST

We designed our initial first-in-human Phase 1/2 clinical trial with the goal of evaluating monotherapy THE-630 in patients with advanced GIST across the spectrum of previously-treated populations. The clinical trial commenced with the dosing of the first patient in the Phase 1 portion in January 2022, and will consist of two phases:

●	Phase 1—Dose Escalation: patients with previously-treated, unresectable or metastatic GIST will be enrolled in the Phase 1 portion of the trial. Patients must have disease progression on or be intolerant to imatinib therapy and have also received at least 1 of the following: sunitinib, regorafenib, ripretinib, or avapritinib. The primary objective of the dose escalation phase is to determine the safety profile of oral THE-630, including the dose limiting toxicities, or DLTs, maximum tolerated dose, or MTD, the RP2D, as well as PK and preliminary anti-tumor activity. We expect to report initial data from the Phase 1 portion of the trial at an academic meeting in the second quarter of 2023, and expect to report additional data through cohort 8 at an academic meeting in the fourth quarter of 2023. We believe that an important early pharmacodynamic indicator to provide proof of mechanism will be circulating tumor DNA, or ctDNA, analyses. We are currently and will continue to be collecting ctDNA samples before, during, and after treatment to be analyzed by next-generation sequencing, or NGS, to characterize the KIT variants that are present and the effects of THE-630 on variant allele fraction over time. Given the heterogeneity of GIST, we believe that ctDNA analyses can help support our preclinical hypothesis that THE-630 has pan-variant KIT inhibition, as it will allow us to examine its effects on the spectrum of individual KIT variants seen in GIST patients. As of December 31, 2022, we were dosing patients in cohort 5 of the Phase 1 dose escalation portion of the Phase 1/2 clinical trial, and we believe, based on data collected to date, that we will require 7 or 8 cohorts to reach the target Cav of 100 nM, which is predicted to yield pan-variant KIT activity based on preclinical modeling in our PRA.

●	Phase 2—Dose Expansion: patients with unresectable or metastatic GIST will be enrolled at the RP2D into cohorts defined by prior therapy, including: (1) patients with second-line GIST who have had only prior imatinib therapy; (2) patients with fifth- or later-line GIST; and (3) patients with third- or fourth-line GIST. The Phase 2 portion of the clinical trial will further characterize the anti-tumor activity, PK and safety profile of THE-630 in these defined populations.

Figure 12. Outline of the design of our ongoing first-in-human clinical trial of THE-630. Our dose escalation and expansion cohorts are designed to evaluate the safety and efficacy of THE-630 in advanced GIST patients in second- through fifth- or later-lines of therapy.

Assuming positive clinical data and subject to discussions with the FDA, our registration strategy will evaluate THE-630 in two different GIST populations, fifth-line and second-line. There is currently no available therapy and therefore a significant unmet medical need in the fifth-line GIST setting. The data from the proposed Phase 1/2 clinical trial and feedback from regulatory authorities will inform the design of a potential registration trial in fifth-line GIST. We also plan to prioritize the evaluation of THE-630 in second-line GIST, where we believe our pan-variant KIT inhibitor, with activity against all major classes of activating and resistance mutations, has the potential to deliver meaningful clinical benefit over the current standard of care. We expect to run registrational studies in fifth-line and second-line GIST in parallel.

2L (second-line); 3L (third-line); 4L (fourth-line); 5L (fifth-line)

Figure 13. Overview of the registration strategy for THE-630. Based on data from the ongoing Phase 1/2 trial in patients with advanced GIST and regulatory feedback we intend to commence a registration trials in fifth-line GIST and in second-line GIST.

THE-349: Our Fourth-Generation EGFR Inhibitor

Summary Overview

Our second product candidate is THE-349, which is a fourth-generation inhibitor of EGFR that is active against C797X, the most common EGFR mutation that causes resistance to first- or later-line osimertinib treatment in patients with NSCLC, as well as the most common activating and resistance mutations seen in patients prior to treatment with osimertinib. Additionally, preclinical data has demonstrated that THE-349 has a high degree of kinome and wild-type EGFR selectivity, and exhibits substantial CNS activity.

NSCLC is the most common form of lung cancer with up to 50% of NSCLC tumors driven by activating mutations in EGFR, depending on geographic region. Treatment of EGFR-mutant metastatic NSCLC patients with first- and second-generation EGFR TKIs, such as erlotinib, gefitinib, afatinib and dacomitinib, substantively improved outcomes for patients compared to chemotherapy. However, resistance eventually develops in most patients, leading to disease progression, with about half of patients’ tumors developing the T790M EGFR mutation. Osimertinib, a third-generation TKI, was initially developed to treat T790M positive disease in patients progressing on a first- or second-generation TKI. Subsequently, it was approved in the first-line setting where it improved PFS and overall survival compared to earlier-generation inhibitors. However, most patients receiving treatment eventually progress. A subset of patients on osimertinib, either in first- or later-line therapy, will progress with EGFR-mediated resistance, primarily with the C797X mutation. A significant unmet medical need remains for patients with this subset of EGFR-mutant NSCLC.

Our target product profile for THE-349 is below:

●	potent activity against all major classes of mutated EGFR that could contribute to disease progression in osimertinib-resistant patients:

●	the common activating mutations (deletions in exon 19 or the L858R substitution in exon 21);

●	double mutations (activating mutation with either T790M or C797X); and

●	triple mutations (activating mutation with T790M and C797X);

●	kinome and wild-type EGFR selectivity; and

●	ability to penetrate the blood-brain barrier, or BBB, with activity against CNS metastases.

We intend to file an IND with the FDA for THE-349 in the fourth quarter of 2023.

The Market Opportunity in NSCLC for EGFR Inhibitors

Lung cancer is the second most commonly diagnosed cancer worldwide and its incidence continues to grow. In 2020, an estimated 2.2 million new cases of lung cancer were diagnosed globally, accounting for approximately 11.4% of the global cancer burden. An estimated 1.8 million lung cancer deaths occurred in 2020. Among all cancers, lung cancer is currently the most common cause of cancer deaths in most countries, with North America and Europe having the highest rates. NSCLC is the most common form of lung cancer, accounting for approximately 85% of all lung cancers. Up to 50% of NSCLC tumors are driven by activating mutations in EGFR, depending on geographic region. Approximately 90% of these mutations are in exon 19 (exon 19 deletions) or exon 21 (L858R) of the gene that encodes EGFR. In patients whose tumors progress on osimertinib, C797X and other resistance mutations in EGFR have been observed at a frequency of up to approximately 12% after first-line osimertinib and 20% after second-line osimertinib.

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

Resistance and unmet need in EGFR-driven lung cancer. Despite these advances, resistance to first- and second-generation EGFR TKIs has been observed, resulting in patient relapse, disease progression and death. The most common resistance mutation that arises in response to first- and second-generation EGFR TKIs is the T790M mutation, a gatekeeper mutation in exon 20 that blocks TKI access to the ATP-binding pocket. Osimertinib was developed initially to counter this resistance mutation. Osimertinib was first approved in the US and globally for the treatment of patients with metastatic EGFR T790M mutation-positive NSCLC whose disease has progressed on or after EGFR TKI therapy. In this setting, osimertinib yielded a high response rate (approximately 65%) and improved PFS compared to chemotherapy. Subsequently, osimertinib was approved in the first-line metastatic setting for EGFR exon 19 deletion or exon 21 L858R substitution NSCLC after showing improved efficacy compared to earlier-generation TKIs, with a median PFS of 19 months and median overall survival, or OS, of over three years. More recently, osimertinib was approved as an adjuvant treatment after tumor resection for patients with EGFR exon 19 deletion or exon 21 L858R substitution NSCLC. Lazertinib and almonertinib are two additional third-generation TKIs approved for

EGFR-mutant NSCLC, both with similar mechanisms of action to osimertinib. Lazertinib monotherapy is approved in South Korea for patients with EGFR T790M mutation positive disease who have previously been treated with an EGFR TKI, and the drug is also being evaluated in combination with a MET/EGFR bispecific antibody, amivantamab, in EGFR-mutant NSCLC. Almonertinib is approved in China for patients with EGFR T790M mutation positive disease who have previously been treated with an EGFR TKI.

Resistance to osimertinib and other third-generation TKIs is an emerging limitation to the success of current EGFR TKI therapy, as shown in Figure 13 below. Several of the resistance mechanisms that have been seen to arise in response to osimertinib are EGFR-independent, involving amplification or oncogenic changes in other signaling pathways, such as the MET gene. However, in both treatment-naïve patients and patients with EGFR T790M-positive disease who progress on osimertinib, EGFR resistance mutations have also been observed. The C797X mutation results in the conversion of the targeted cysteine, or C, at position 797 of EGFR, into another amino acid, or X, with conversion to serine, or S, being observed in the vast majority of cases. In addition, several other EGFR mutations are found in osimertinib-resistant patients. C797X and other resistance mutations in EGFR have been observed at a frequency of up to approximately 12% after first-line osimertinib and approximately 20% after second-line osimertinib. Therefore, we believe that there is a critical need for a fourth-generation EGFR TKI that can block the array of resistance mutations in EGFR that arise across the first- through third-generation EGFR TKI therapeutic landscape. A summary of the major classes of activating and resistance mutations that must be inhibited by a fourth-generation EGFR TKI is shown in Figure 14 below.

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

Our Solution: THE-349, a Fourth-Generation EGFR Inhibitor with broad mutational coverage, wild-type selectivity, and CNS activity

Using our structure-guided approach, we have developed intricate computer models of the EGFR binding site that have provided a map of potential residues to target for increased molecular interaction. We have leveraged these detailed maps in the design of THE-349, which inhibits activating forms of EGFR and mutant forms with C797X and T790M resistance mutations, with wild-type EGFR selectivity. Using the triple-mutant Del19/T790M/C797X, or DTC mutant, as an in vivo screen, we have shown that THE-349 is orally bioavailable and shows strong tumor growth inhibition in vivo. For example, THE-349 was profiled against a series of mutant EGFR variants in vivo, including the single-mutant variant L858R, or L mutant, the double-mutant variant L858R/T790M, or LT mutant, and the triple-mutant variant L858R/T790M/C797X, or LTC mutant, and was shown to have strong anti-tumor activity against all three. THE-349 demonstrated significant anti-tumor activity in two intracranial models in mice, with increased survival highlighting CNS activity/penetration.

Broad EGFR Mutation Coverage and Wild-type Selectivity Supported by In Vitro Data

To determine the ability of THE-349 to broadly inhibit single-, double- and triple-mutant EGFR variants, we first evaluated its activity in a kinase inhibition assay using EGFR kinases containing various combinations of activating mutations (L858R or L; Del19, or D) alone, or in combination with a T790M, or T, resistance mutation and/or a C797X resistance mutation. In addition to testing C797S, or C, the most common C797X resistance mutation, we also tested variants with a C797G or a C797A resistance mutation. Activity in these assays is reported as IC50 values, which is the TKI concentration that inhibits kinase activity by 50%. Erlotinib and osimertinib, two approved EGFR inhibitors, were included as controls. As shown in Figure 16 below, erlotinib and osimertinib did not potently inhibit mutants with a T790M or a C797X mutation, respectively. In contrast, THE-349 demonstrated low nanomolar IC50 values against all single-, double- and triple-mutant EGFR variants tested.

Purple indicates IC50 >100 nM

Figure 16. Summary of biochemical IC50 values of THE-349 and controls (erlotinib and osimertinib) against a panel of mutant EGFR variants

To determine the ability of THE-349 to broadly inhibit single-, double- and triple-mutant EGFR variants in a cellular context, we engineered a panel of Ba/F3 cell lines so their survival is dependent on different mutant EGFR variants. We then used these cell lines to assess cellular potency as represented by the IC50 value. We also measured the potency of each TKI against wild-type EGFR, also represented by the IC50 value, by determining the concentration required to inhibit phosphorylation of wild-type EGFR by 50% in A431 cells. We had previously observed that clinical efficacy of first-, second-, and third-generation TKIs against specific mutant EGFR variants is associated with a substantially lower IC50 value against the mutant variant than against wild-type EGFR as measured using these assays.

Figure 16 below shows the potency of erlotinib and osimertinib against wild-type EGFR, as well as against eight EGFR variants representing all major classes of activating and resistance mutations. These include: (1) a Del19 activating mutation alone, or D mutant, L858R activating mutation alone, or L mutant; (2) four double-mutant variants, Del19/T790M, or DT mutant, and Del19/C797S, or DC mutant, L858R/C797S, or LC mutant, L858R/T790M, or LT mutant; and (3) two triple-mutant variants, Del19/T790M/C797S, or DTC mutant, and the LTC mutant. As expected, based on its clinical profile, erlotinib had potent activity against the D, L, LC and DC mutant variants, but not against any of the three variants that contain a T790M mutation. In contrast, osimertinib had potent activity against D, L, LT and DT mutant variants, but not against any of the three variants that contained a C797S mutation.

In contrast to erlotinib and osimertinib, as shown in Figure 16 below, THE-349 demonstrated potent activity against all eight mutant variants. That is, THE-349 potently inhibited EGFR with a common activating mutation and maintain potency in the presence of a T790M mutation, or a C797S mutation, or both T790M and C797S mutations in the same protein. In addition, in all cases, all five mutant EGFR variants are inhibited with potency at least ten-fold greater than that against wild-type EGFR, suggesting the potential for on target EGFR-driven efficacy without the toxicities associated with wild-type inhibition.

Figure 17. Summary of cellular IC50 values including control (erlotinib and osimertinib) and THE-349 against wild-type (WT) EGFR and a panel of single- (D, L), double- (DT, DC, LT, LC) and triple- (DTC, LTC) mutant EGFR variants.

Tumor Regression in In Vivo Mouse Models Harboring EGFR Activating and Resistance Mutations

We evaluated the activity of THE-349 in mouse tumor models to determine whether it has the necessary pharmacologic activity in vivo. To do this, we subcutaneously implanted Ba/F3 cells engineered with EGFR-mutant variants into immunocompromised mice, then administered compounds orally to groups of mice. When osimertinib was included as a comparator, mice were dosed orally using a standard regimen reported in the literature, 25 mg/kg QD. The degree of anti-tumor activity for each TKI was calculated as the percent tumor growth inhibition, or TGI, relative to tumors in control mice, unless tumors regressed relative to the first day of treatment, in which case the percent tumor regression, or TR, was calculated. We did not observe any signs of overt toxicity associated with these treatments.

We next evaluated THE-349 in five in vivo models. As shown in Figure 18 below, THE-349 had strong anti-tumor activity in all five models. For example, in a triple-mutant model expressing an EGFR triple-mutant LTC variant, THE-349 induced 88% TR, while osimertinib had only modest anti-tumor activity. In models expressing an EGFR single-mutant L variant or an EGFR double-mutant LT variant, both THE-349 and osimertinib demonstrated strong anti-tumor activity.

THE-349, in agreement with our panel of in vitro data, suggests that it is possible to design compounds that are orally bioavailable, wild-type EGFR selectivity, and which have activity against single-, double- and triple-mutant EGFR variants.

Figure 18. In vivo activity, including osimertinib as a control, of THE-349 against single- (L), double- (LT) and triple- (LTC) mutant EGFR variants.

Evaluation of CNS Activity

EGFR-mutant NSCLC commonly metastasizes to the CNS, and the frequency increases with lines of therapy. Thus, CNS activity is an important attribute for drugs intended to treat this disease. To assess the potential of THE-349 to exhibit meaningful CNS activity, we measured its anti-tumor properties in two intracranial mouse models and measured drug concentrations in the brain and plasma compartments. THE-349 demonstrated significant anti-tumor activity in H1975 LTC and PC9 (D) intracranial models in mice, with increased survival highlighting CNS activity. CNS activity reflects the balance of strong potency and ~9% brain:plasma ratio (Kp) in mice, which was observed to be similar in rats.

Figure 19. In vivo activity of THE-349 in H1975 LTC-Luc intracranial model, PC9-Luc (D) intracranial model, and plasma and brain concentration of THE-349 in mice following 40mg/kg dosing QD for 5 days.

Clinical Development Plan

We expect to submit an IND application for THE-349 to the FDA in the fourth quarter of 2023 and to initiate the Phase 1/2 trial as soon as possible thereafter. We plan to pursue initial clinical development as monotherapy in patients with on-target resistance, as well as rapidly expand into evaluation of combination treatment with other relevant modalities and, if clinical data support, target a broader second line patient population. Monotherapy dose escalation will enroll patients with EGFR-mutant NSCLC and prior Osimertinib/third-generation TKI, enriched for patients with the C797X with or without T790M mutations. Monotherapy dose expansion will enroll patients into cohorts defined by on-target resistance mutations (C797X and T790M), presence of active brain metastases, to characterize CNS activity, as well as a treatment naïve population. We plan to explore combination of THE-349 and other relevant modalities that are active in EGFR-mutant NSCLC in Phase 1b dose escalation and then expansion, in patients previously treated with osimertinib both with and without on-target resistance mechanisms. Our expected clinical development plan for THE-349 is summarized in Figure 20 below.

Figure 20. Clinical development plan for THE-349.

Our Pan-variant BCR-ABL Program for Refractory CML and Ph+ ALL

Summary Overview

Our third program is a pan-variant TKI for the treatment of refractory CML and Ph+ ALL. Both diseases are driven by the BCR-ABL fusion gene product. Our goal is to develop a next-generation pan-variant TKI for patients with relapsed/refractory CML and newly diagnosed Ph+ ALL.

CML is a disease which remains BCR-ABL driven through multiple lines of therapy, and patients commonly will relapse with a BCR-ABL resistance mutation. Multiple therapies for CML have been approved; however, approximately 30-40% of patients started on any TKI will switch to an alternative TKI due to side effects or inadequate response. For patients refractory to first-generation, or 1G, and second-generation, or 2G, TKIs, the treatment options include ponatinib or asciminib, but neither has an optimal balance of safety and efficacy.

Newly diagnosed Ph+ ALL adults have historically received chemotherapy followed by allogenic hematopoietic stem-cell transplant, or HSCT, and more recently the addition of BCR-ABL TKIs have improved outcomes in 1L treatment, despite their lack of FDA approval for this use, though five are National Comprehensive Cancer Network, or NCCN, recommended. However, in newly diagnosed patients treated in combination therapy with 1G or 2G TKIs, relapse is associated with BCR-ABL resistance mutations in up to 75% of patients, with the T315I mutation observed most frequently. Ponatinib, a pan-variant inhibitor, has been shown to improve clinical outcomes compared to 1G and 2G TKIs; however, toxicity limits optimal dosing.

Preclinically, our lead molecules have shown a high degree of potency against BCR-ABL and clinically relevant resistance mutations, and significant kinome selectivity, including against key off-target kinases.

We expect to nominate a development candidate for this program by early 2024, with the goal of pursuing clinical development in patients with CML who have been previously treated with a 2G TKI or have the T315I mutation, and in combination therapy treatment for newly diagnosed patients with Ph+ ALL.

Our target product profile for BCR-ABL is below:

●	Potent and pan-variant inhibition of BCR-ABL, including the T315I gatekeeper mutation;

●	Tolerability profile compatible with long duration of treatment;

●	For CML patients: Highly effective and well-tolerated option post-2G TKI; and

●	For Ph+ ALL patients: A TKI that can provide durable, relapse-free, outcomes and reduce the need for HSCT.

A selective, well-tolerated, pan-variant BCR-ABL inhibitor could substantially improve clinical outcomes in refractory CML, and could reduce the need for HSCT in patients with Ph+ ALL when administered as a front-line therapy.

The Market Opportunity and Treatment Paradigm in CML and Ph+ ALL

CML is a disease which remains BCR-ABL driven through multiple lines of therapy, and patients commonly will relapse with a BCR-ABL resistance mutation. In the last decade, the annual incidence of CML has remained steady at approximately two cases per 100,000 adults and was estimated to be 9,000 people in the US in 2020. Multiple therapies have been approved and it is considered one of the great success stories in targeted oncology due to the prolonged life expectancy since imatinib’s approval in 2001; however, approximately 30% to 40% of patients started on any TKI will switch to an alternative TKI because of side effects or inadequate response. For patients refractory to first- and second-generation TKIs, the treatment options include ponatinib or asciminib, but neither has an optimal balance of safety and efficacy. Asciminib is not pan-variant but is better tolerated. Ponatinib is a potent pan-variant BCR-ABL inhibitor but has a black box warning for vascular occlusion, heart failure, and hepatotoxicity. Despite the limitations of the currently approved BCR-ABL inhibitors for CML, the market opportunity is estimated to be greater than $5 billion based on global sales of the five approved TKIs for the treatment of CML in 2021.

Newly diagnosed Ph+ ALL adults have historically received chemotherapy followed by allogenic hematopoietic stem-cell transplant (HSCT), and more recently the addition of BCR-ABL TKIs have improved outcomes in 1L treatment, despite their lack of FDA approval for this use (five are NCCN recommended). However, in newly diagnosed patients treated in combination therapy with 1G or 2G TKIs, relapse is associated with BCR-ABL resistance mutations in up to 75% of patients, with the T315I mutation observed most frequently. Ponatinib, a pan-variant inhibitor, has been shown to improve clinical outcomes compared to 1G and 2G TKIs; however, toxicity limits optimal dosing. We believe that for newly diagnosed patients with Ph+ ALL, a pan-variant BCR-ABL TKI with a more favorable safety profile has the potential to provide durable, relapse-free, outcomes and potentially reduce the need for HSCT.

In vitro characterization demonstrated pan-BCR-ABL activity with increased selectivity versus ponatinib

To assess the on- and off-target potency of compounds, we engineered a panel of Ba/F3 cell lines so their survival is dependent on wild type or key mutant variants of BCR-ABL, or on activated variants of other “off-target” kinases that are also potently inhibited by ponatinib, the only approved pan-variant BCR-ABL TKI. We also assessed the degree of toxicity of compounds towards endothelial cells, using human umbilical vein endothelial cells (HUVEC), and assessed the degree of kinome selectivity in vitro using a panel of 330 kinases.

As shown in Figure 21, the on-target BCR-ABL potency of Compound 1 was similar to ponatinib as measured by IC50s, while the off-target potency of Compound 1, one compound in a series of molecules we are evaluating in lead optimization studied, was similar to that of ponatinib, while the off-target potency of Compound 1 was shown to be substantially lower than ponatinib in all of the off-target assays tested.

Figure 21. In vitro characterization of Compound 1 versus ponatinib in Ba/F3 cell line.

In vivo model of Compound 1 showed similar tumor regression activity and superior tolerability to ponatinib

To evaluate the in vivo activity of Compound 1 in mice, we subcutaneously implanted Ba/F3 cells engineered with a BCR-ABL E255V mutant, the mutant that Compound 1 had the lowest potency against, and then administered compounds orally to groups of mice. As shown in Figure 22, Compound 1 induced strong tumor regressions, comparable to those induced by ponatinib. Furthermore, Compound 1 demonstrated improved tolerability compared to ponatinib, with keratinized skin observed in 8 out of 10 mice dosed with 25 mg/kg of ponatinib, but in 0 out of 10 mice dosed with 120 mg/kg of Compound 1.

Figure 22. In vivo mouse model of ponatinib and Compound 1 in mice with the E255V BCR-ABL variant.

Our Predictive Resistance Assay™ is Driving Development of Additional Novel Therapeutics

Based on the use of our PRA for multiple TKI families, including our current programs, we believe the novel PRA approach we used to evaluate KIT, EGFR and BCR-ABL TKI therapies is suitable for the prosecution of diverse kinase targets, as well as targets from other oncogenic protein families. As we apply our PRA more widely, we are guided by the clear principles of our research and discovery approach. We will focus on clinically validated targets with clearly defined patient populations and significant unmet medical needs. We will leverage our core competencies in structure-guided design for novel small molecule development and use our PRA to identify candidates that demonstrate on-target pan-mutant activity against known activation and resistance mutations. We believe our insights into small molecule drug design allow us to design and develop small molecule inhibitors that address on-target mechanisms of resistance to prior generation inhibitors while maintaining selectivity and offering the potential for superior tolerability.

Competition

The pharmaceutical and biotechnology industries, particularly the field of oncology, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. We believe that our pipeline, knowledge, experience and scientific resources provide us with differentiated competitive advantages. However, we have competitors both in the US and internationally, which include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions.

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

●	With respect to our most advanced product candidate, THE-630, there are several large pharmaceutical companies and biotechnology companies marketing drugs for the treatment of GIST, including Blueprint Medicines, Inc., or Blueprint, Cogent Biosciences, Inc., or Cogent, Novartis AG, Pfizer, Inc., Deciphera Pharmaceuticals, Inc., or Deciphera, and Bayer AG. We are also aware of pharmaceutical and biotechnology companies developing drugs for the treatment of GIST, including AB Sciences S.A., Arog Pharmaceuticals, Inc., CTTP, Exelixis, Inc., IDRX, Inc., Immunicum AB, Jiangsu HengRui, Inc., Ningbo Tai Kang Medical Technology Co. Ltd., Taiho Pharmaceutical Co. Ltd, Xencor, Inc. and Merck KGaA. In particular, Cogent has disclosed its registrational trial evaluating bezuclastinib in combination with sunitinib, which is being conducted in patients with second-line GIST, and Deciphera has disclosed its plans to evaluate ripretinib in a subset of patients with second-

line GIST. If successful, these products may compete with THE-630 to the extent we are able to advance it into earlier lines of treatment for patients with GIST.

●	With respect to THE-349, we are aware of other pharmaceutical companies with approved drugs for treatment-resistant EGFR-mutant NSCLC, including AstraZeneca plc’s osimertinib, lazertinib, which is marketed by Yuhan Corp. in South Korea, and almonertinib, which is under collaboration between Jiangsu Hansoh Pharmaceutical Group Co., Ltd. and EQRx, Inc., which is approved in China. In addition, THE-349 may face competition from drug candidates in development for EGFR-mutated NSCLC, including those being developed by Alpha Biopharma Inc., Astellas Pharma Inc., Black Diamond Therapeutics, Inc., Blueprint, Boehringer Ingelheim RCV GmbH & Co KG, Bridge Biotherapeutics, Inc., C4 Therapeutics, Inc., CTTP, Genosco Inc., Genprex, Inc. and Janssen Pharmaceuticals, Inc.

●	With respect to our BCR-ABL program, there are currently six BCR-ABL TKIs approved for use in CML: Novartis AG’s Gleevec (imatinib), Tasigna (nilotinib), and Scemblix (asciminib), Bristol Myers Squibb’s Sprycel (dasatinib), Pfizer’s Bosulif (bosutinib), and Takeda’s Iclusig (ponatinib). Iclusig (ponatinib) is indicated for patients with CML who have resistance or intolerance to at least two prior TKIs. It is also approved for patients with the T315I mutation. Scemblix (asciminib), is a fourth-generation TKI marketed by Novartis AG which was recently approved by the FDA. Other BCR-ABL TKIs under investigation include Enliven Therapeutics’ ELVN-001 program, which is in Phase 1 studies, Sun Pharma Advanced Research Company’s vodobatinib, Ascentage Pharma’s olverembatinib, Terns Pharmaceuticals’ TERN-701, and others at various stages of development. While there are no approved TKIs for Ph+ ALL, imatinib, dasatinib, nilotinib, bosutinib, and ponatinib are recommended by the National Comprehensive Cancer Network, and Takeda recently announced positive results in a registrational trial evaluating ponatinib versus imatinib that demonstrated ponatinib statistically superior efficacy to imatinib in newly diagnosed patients with Ph+ ALL.

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

ARIAD License Agreement

In June 2018, we entered into a license agreement, or the ARIAD License Agreement, with ARIAD, a wholly-owned subsidiary of Takeda, for an exclusive, transferable (subject to certain restrictions), sublicensable (subject to certain conditions), worldwide license, under certain of ARIAD’s patent rights, know-how and compounds and a certain ARIAD chemical library, to develop, use, manufacture, market and commercialize certain compounds, and products that contain such compounds, that are therapeutically useful for the treatment of diseases and disorders in humans, including with respect to KIT (referred to as C-KIT, CD117, and stem cell factor receptor in the ARIAD License Agreement). THE-630 is derived from intellectual property licensed to us under the ARIAD License Agreement and is therefore subject to the ARIAD License Agreement.

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

During the term of the ARIAD License Agreement, we agreed not to use any intellectual property licensed to us, or any biological materials provided to us, thereunder to develop, use, manufacture, market or commercialize the same with respect to EGFR or any compounds or products that are potentially therapeutically useful for the treatment of diseases and disorders in humans with respect to EGFR (also known as ErbB1, ErbB and HER1). We did not use any intellectual property licensed to us, or any biological materials provided to us, under the ARIAD License Agreement to develop any of our other programs.

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

The ARIAD License Agreement terminates, on a product-by-product and country-by-country basis, on expiration of the royalty term for such product for the applicable country. Thereafter, the licenses from ARIAD to us with respect to such product for such country will convert to a fully paid, royalty-free, irrevocable, and perpetual license.

Intellectual Property

We seek to protect the intellectual property and proprietary technology that we consider important to our business, including by pursuing patent applications that cover THE-630, THE-349 and any additional product candidates we may develop, and methods of using the same, as well as any other relevant inventions and improvements that we believe to be commercially important to the development of our business. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications in the US and in jurisdictions outside of the US directed to our proprietary technology, inventions, improvements, and product candidates (including compositions, methods of use, dosing and formulations) that are important to the development and implementation of our business. We may also pursue patent protection with respect to manufacturing and drug development processes and technologies. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. We also plan to rely on data exclusivity, market exclusivity and patent term extensions when available. Our commercial success depends, in part, on our ability to obtain, maintain, enforce and protect our intellectual property and other proprietary rights for the technology, inventions and improvements we consider important to our business, and to defend any patents we may own or in-license in the future, prevent others from infringing any patents we may own or in-license in the future, preserve the confidentiality of our trade secrets, and operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and proprietary rights of third parties.

As of December 31, 2022, our worldwide patent portfolio consisted of seventeen issued patents and 54 pending patent applications that we own or license related to our KIT and EGFR inhibitor product candidates. Specifically, as of that date, we owned or licensed two issued US patents, three pending US non-provisional patent applications, one pending US provisional patent application, three pending PCT patent applications, fifteen issued foreign patents, and 47 pending foreign patent applications.

More specifically, with respect to our KIT inhibitor product candidate, we own one pending PCT patent application and two foreign patent applications in Argentina and Taiwan and we license two issued US patents, two pending US non-provisional patent applications, fifteen foreign patents and 38 pending foreign patent applications, including Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, Mexico, New Zealand, Singapore, South Africa, and South Korea. Any patents that may issue from our pending patent applications are expected to have nominal expiration dates ranging from 2037 to 2042, absent any patent term adjustments or patent term extensions for regulatory delay. The KIT portfolio includes filings covering compositions of matter and methods of using our most advanced product candidate, THE-630, including one licensed patent with issued claims directed to composition of matter that encompass THE-630.

With respect to our EGFR inhibitor product candidate, we own one pending US provisional patent application, one pending US non-provisional patent application, and two pending PCT patent applications, and 7 pending foreign patent applications, including China, Europe, Israel, India, Japan, South Korea, and Mexico. Any patents that may issue from our pending patent applications are expected to have nominal expiration dates ranging from 2041 to 2043, absent any patent term adjustments or patent term extensions for regulatory delay.

Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In the US, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest US non-provisional filing date. In addition, in certain instances, the term of an issued US patent that covers or claims an FDA approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called patent term extension. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The term of patents outside of the US varies in accordance with the laws of the foreign jurisdiction, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications and those of our licensors and collaborators may not result in patents being issued which protect product candidates or which effectively prevent others from commercializing competitive product candidates. Moreover, obtaining and enforcing patents in the pharmaceutical and biotechnology industries is inherently uncertain, due in part to ongoing changes in the patent laws. Changes in either the patent laws or in the interpretations of patent laws in the US and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities.

Commercial Strategy

We intend to retain significant development and commercial rights to product candidates and, if marketing approval is obtained, to commercialize product candidates on our own, or potentially with a partner, in the US and other regions. We currently have no sales, marketing, or commercial product distribution capabilities. However, we intend to build a focused sales and marketing organization and the necessary infrastructure and capabilities over time in the US, and potentially other regions, following further advancement of product candidates. We believe that such an organization will be able to address the community of oncologists who are the key specialists in treating the patient populations for which product candidates and programs are being developed. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with researchers and practitioners in relevant fields of medicine. Clinical data, the size of the addressable patient population, the size of the commercial infrastructure and manufacturing needs may all influence or alter our commercialization plans.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of THE-630, THE-349, as well as any other product candidates we may develop through our programs, for preclinical and clinical testing. We also expect to rely on third parties for the manufacture of our product candidates and any other product candidates we may develop through our programs for commercial supply, if any product candidates obtain marketing approval. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our product candidates and any other product candidates we may develop through our programs and, if marketing approval is obtained, our commercial products.

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

Government Regulation

The FDA, and other regulatory authorities in and outside the US, extensively regulate, among other things, the research, development, manufacture, import, export, labeling, packaging, storage, distribution, advertising, and promotion of drugs and biologics. We, along with third parties we work with, will be required to navigate the various preclinical, clinical, manufacturing, and commercial approval requirements of the governing regulatory agencies of the jurisdictions in which we wish to conduct studies or seek marketing approval of drug product candidates. The process of obtaining regulatory approvals of drugs and biologics and ensuring subsequent compliance with applicable legal requirements presents a variety of risks and requires the expenditure of substantial time and financial resources.

In the US, where we are initially focusing our drug development and commercialization, we believe our product candidates, as small molecule drugs, would be regulated as new drugs rather than biologics. If we fail to comply with applicable FDA or other requirements at any time with respect to product development, clinical testing, approval or any other regulatory requirements relating to product manufacture, handling, safety, advertising, promotion, packaging, labeling, export, import, distribution, or sale, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for proposed or ongoing studies, suspension or revocation of approvals, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties, or criminal prosecution.

Preclinical Studies and Clinical Trials for Drugs

Before testing any drug in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of product chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulation and requirements, including good laboratory practice, or GLP, requirements under 21 C.F.R. Part 58 and animal testing requirements under the Animal Welfare Act Amendments of 1976 (7 U.S.C. 2131 et seq.). The results of the preclinical studies, together with manufacturing information and analytical data, must be submitted to the FDA as part of an IND.

An IND is a submission to the FDA under which a sponsor proposes to administer an investigational product to humans. An IND must become effective before the proposed clinical trials may begin. The IND becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns about the conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks, and imposes a full or partial clinical hold. The FDA must notify the sponsor of the grounds for the hold, and any identified deficiencies must be resolved before the clinical trial can begin. Submission of an IND may result in the FDA not allowing clinical trials to commence or not allowing clinical trials to commence on the terms originally specified in the IND. After the 30-day time period, the FDA can still raise concerns about the conduct of a proposed or ongoing trial and impose a full or partial clinical hold.

The clinical stage of development involves the administration of the product candidate to study subjects under the supervision of qualified investigators, who generally are physicians not employed by or under the trial sponsor’s control, in accordance with good clinical practice, or GCP, requirements, which include the requirements that all research subjects provide their informed consent for their participation in a clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND.

Furthermore, each clinical trial must be reviewed and approved by an institutional review board, or IRB, or independent ethics committee, or IEC, for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable compared to the anticipated benefits. The IRB or IEC also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. The FDA, the IRB or IEC, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. There also are requirements governing the reporting of ongoing clinical trials, including the reporting of certain types of adverse events to the FDA, as well as reporting completed clinical trials to public registries such as www.ClinicalTrials.gov, a clinical trials database maintained by the National Institutes of Health.

A sponsor who wishes to conduct a clinical trial outside of the US is subject to the requirements of the applicable jurisdiction and may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the FDA may nevertheless accept the results of the study in support of an NDA if the FDA determines that the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if one is deemed necessary.

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

metabolism, and distribution of the investigational product in humans, evaluate the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

●	Phase 2—Phase 2 clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the drug’s potential efficacy, to determine the optimal dosages and dosing schedule, and to identify possible adverse side effects and safety risks.

●	Phase 3—Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy, and to further test for safety, generally at multiple geographically dispersed clinical trial sites. Phase 3 clinical trials are intended, with the other available evidence, to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labeling. Generally, two adequate and well-controlled Phase 3 trials are required by the FDA for approval of an NDA. Under certain circumstances, the FDA can conclude that one adequate and well-controlled clinical investigation plus confirmatory evidence is sufficient to establish effectiveness.

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

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA all participating investigators no later than fifteen days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human volunteers, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.

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

In addition, the Right to Try Act from 2018 provides, among other things, an additional mechanism for patients with a life-threatening condition who have exhausted approved treatments and are unable to participate in clinical trials to access certain investigational products that have completed a Phase 1 clinical trial, are the subject of an active IND, and are undergoing investigation in a clinical trial that is intended to form the primary basis of a claim of effectiveness in support of FDA approval. There is no obligation for a sponsor to make its investigational products available to eligible patients under the Right to Try Act.

US Marketing Approval for Drugs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA package requesting approval to market the drug product for one or more indications. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt, and such decision could include a “refuse-to-file” decision by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA reviews an NDA to determine, among other things, whether the product is safe and effective for the indications sought and whether the facilities in which it is manufactured, processed, packaged, or held meet standards designed, including current good manufacturing practice, or cGMP, requirements, designed to assure and preserve the product’s continued identity, strength, quality and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act, as amended, or PDUFA, the FDA targets ten months, from the filing date, in which to complete its initial review of a new molecular entity NDA and respond to the applicant, and six months from the filing date of a new molecular entity NDA for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs, and the review process is often extended by FDA requests for additional information or clarification.

Further, under PDUFA, each NDA must be accompanied by a substantial user fee. For fiscal year 2023, the application fee for each application containing clinical data is $3,242,026. PDUFA also imposes an annual program fee for each approved prescription drug, which has been set at $393,933 for fiscal year 2023. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on applications for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates and provides advice and recommendations to the FDA as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. Additionally, before approving an NDA, the FDA may inspect one or more select clinical trial sites involved in conducting pivotal studies to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA. After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. In issuing the Complete Response Letter, the FDA may require additional clinical or preclinical testing or recommend other actions, such as requests for additional information or clarification, that the applicant might take in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If the FDA issues an approval letter, the approval authorizes commercial marketing of the product with specific prescribing information for specific indication(s).

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

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is a disease or condition with either a patient population of fewer than 200,000 individuals in the US, or a patient population greater than 200,000 individuals in the US when there is no reasonable expectation that the cost of developing and making the product available in the US for the disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting a marketing application. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, though companies developing orphan products are eligible for certain incentives, including tax credits for qualified clinical testing and waiver of PDUFA application fees.

If a product that has orphan designation subsequently receives the first FDA approval for the use for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity from the date of FDA approval during which the FDA may not approve any other applications to market the “same drug” for the same use, except in limited circumstances, such as a subsequent product’s showing of “clinical superiority” over the product with orphan exclusivity or where the original applicant cannot produce sufficient quantities of product. The FDA defines “same drug” with respect to small molecule drugs as a drug that contains the same active moiety as a previously approved drug and is intended for the same use as the previously approved drug. Competitors, however, may receive approval of different therapeutic agents for the indication for which the orphan product has exclusivity or obtain approval for the same therapeutic agent for a different indication than that for which the orphan product has exclusivity. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity. Further, orphan drug exclusive marketing rights in the US may be lost if the FDA later determines that the request for designation was materially defective or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if the manufacturer chooses to provide consent to approval of other applications. In February 2022, we received orphan drug designation from the FDA for THE-630 for the treatment of gastrointestinal stromal tumors.

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

A new drug is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition, or it has been otherwise designated as a qualified infectious disease product. Fast Track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. Rolling review means that the FDA may review portions of the marketing application before the sponsor submits the complete application.

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

The Accelerated Approval pathway is contingent on a requirement that the sponsor conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to initiate expedited proceedings to withdraw approval of the product. Periodic reports must be submitted to FDA on study progress. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA. In addition, the FDA requires, as a condition for Accelerated Approval, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period. After the 120-day period has passed, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

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

Pediatric Study Plan and Pediatric Exclusivity

Under the Pediatric Research Equity Act, as amended, or PREA, certain NDAs and certain NDA supplements must contain data that can be used to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric subpopulations to support dosing and administration for each pediatric subpopulation for which the product has been assessed to be safe and effective, and provide an assessment of the data gathered to support the safety and effectiveness of the product in the entire pediatric population. For a cancer drug directed at a molecular target, the pediatric testing requirement extends to pediatric cancers involving the molecular target even if different than the claimed adult cancer in the NDA. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to a drug for an indication for which orphan designation has been granted, except that PREA will apply to an original NDA for a new active ingredient that is orphan-designated if the drug is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.

A drug can also obtain pediatric market exclusivity in the US. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

US Post-Approval Requirements for Drugs

Drugs approved by the FDA are subject to continuing regulation by the FDA, including, among other things, requirements relating to manufacturing establishment registration and product listing, recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences with the product, field alerts regarding issues with distributed drug products, and promotion and advertising compliance, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”). Further, if there are any modifications to the drug, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the development of additional data or preclinical studies and clinical trials.

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

US Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration, and specifics of FDA approval of our future product candidates, some of our US patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments.

Upon any approval of an NDA we receive, we may also be eligible to receive certain periods of regulatory exclusivity. For example, the FDCA provides a five-year period of non-patent marketing exclusivity within the US to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA, or a 505(b)(2) NDA, submitted by another company for another version of such drug that seeks to rely in whole or in part on the approved NDA with the exclusivity. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement for patents that the NDA holder has listed with the FDA.

Regulation of Companion Diagnostics

Companion diagnostics provide information that is essential for the safe and effective use of a corresponding therapeutic product. Companion diagnostics are regulated as medical devices by the FDA. In the US, the FDCA, and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption or FDA exercise of enforcement discretion applies, diagnostic tests generally require marketing clearance or approval from the FDA prior to commercialization. The two primary types of FDA marketing authorization applicable to a medical device are clearance of a premarket notification under section 510(k) of the FDCA, or 510(k), and approval of a premarket approval application, or PMA.

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

A PMA must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the quality system regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation, and other quality assurance procedures. FDA has committed to performance goals of reviewing original PMAs that are not referred to an Advisory Committee within 180 days and reviewing PMAs referred to an Advisory Committee within 320 days (excluding days when a request for additional information is pending with the applicant), although the process typically takes longer, and may require several years to complete. Once granted, PMA approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained or the device is determined to be unsafe or ineffective following initial marketing.

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

Other Regulatory Matters

Manufacturing, sales, promotion and other activities of products following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the US in addition to the FDA, which may include the Centers for Medicare & Medicaid Services, or CMS, other divisions of the US Department of Health and Human Services, or HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

Healthcare Laws

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers, and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the US, these laws include federal and state anti-kickback, false claims (for example, False Claims Act), physician transparency, and patient data privacy (for example, the Health Insurance Portability and Accountability Act of 1996(HIPAA)) and security laws and regulations, including those described below. Comparable laws exist in other jurisdictions.

Insurance Coverage and Reimbursement

In the US and markets in other countries, patients who are prescribed treatments for their conditions and providers performing healthcare services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government healthcare programs such as Medicare and Medicaid, private health insurers, managed care organizations and other third-party payors, provide coverage, and establish adequate reimbursement levels for, the product. In the US, principal decisions about Medicare reimbursement for new products are typically made by CMS and regional contractors responsible for administering the Medicare program. CMS and these contractors decide whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree.

Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is (1) a covered benefit under its health plan; (2) safe, effective and medically necessary; (3) appropriate for the specific patient; (4) cost-effective; and (5) neither experimental nor investigational. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Moreover, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. No uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage and reimbursement levels for products can differ significantly from payor to payor.

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

Moreover, the containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drug products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls or price increase penalties, restrictions on reimbursement and requirements for substitution of generic products. This interest has resulted in meaningful proposed and enacted reform measures affecting healthcare reimbursement and drug pricing, including the enactment in August 2022 of significant changes to potential Medicare drug product reimbursement, as well as manufacturer rebate and discount obligations, under the Inflation Reduction Act (IRA).

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

Compliance with Other Federal and State Laws or Requirements; Changing Legal Requirements

If any products that we may develop are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the US Poison Prevention Packaging Act. Manufacturing, labeling, packaging, distribution, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws, among other requirements to which we may be subject. The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive recordkeeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products, and state licensure.

European Union Drug Development

Similar to the US, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the Clinical Trials Directive, before a clinical trial can be initiated, it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority (NCA), and one or more Ethics Committees (ECs). Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

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

●	The centralized MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP), of the EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

●	National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (RMS). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics (SmPC), and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States or CMS) for their approval. If the CMS raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the CMS).

Under the above described procedures, before granting the MA, EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. Similar to the US patent term-restoration, Supplementary Protection Certificates (SPCs) serve as an extension to a patent right in Europe for up to five years. SPCs apply to specific pharmaceutical products to offset the loss of patent protection due to the lengthy testing and clinical trials these products require prior to obtaining regulatory marketing approval. Alongside patent protection, there are a number of regulatory incentives offered (including SPC extensions, regulatory data protection and orphan market exclusivity, amongst others).

Outside the US, ensuring coverage and adequate payment for a product also involves challenges. Pricing of prescription pharmaceuticals is subject to government control in many countries. Pricing negotiations with government authorities can extend well beyond the receipt of regulatory approval for a product and may require a clinical trial that compares the cost-effectiveness of a product to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization.

Government Regulation of Personal Data Collection in the EU and UK

In the event we conduct clinical trials in the European Union, we will be subject to additional privacy restrictions. The collection and use of personal health data in the EEA is governed by the General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The GDPR applies to the processing of personal data by any company established in the EEA and to companies established outside the EEA to the extent they process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, enhanced requirements for securing personal data, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the US. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA member states, which may deviate slightly from the GDPR, may result, depending on the type of violation, in fines of up to 2% of a company’s global turnover for the preceding financial year, or €10 million, whichever is greater; or up to 4% of a company’s global turnover for the preceding financial year, or €20 million, whichever is greater. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR will require significant time, resources and expense, and we may be required to put in place additional controls and processes ensuring compliance with data protection rules. There has been increasing enforcement of the GDPR since it took effect in 2018, but less so in biopharmaceutical development, so we face uncertainty as to the exact interpretation of the requirements on any future trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the law. Further, the United Kingdom’s decision to leave the European Union, means that it has in force its own legislation which is aligned with the GDPR, including the Data Protection Act 2018 and provisions of the GDPR incorporated into UK domestic law, or UK GDPR. The requirements are similar except that the United Kingdom is now regarded as a “third country” for the purposes of transfers of personal data from the EEA. Transfers continue to flow freely from the UK to the EEA following an adequacy decision from the European Commission adopted on June 28, 2021 and valid for four years, which may be renewed, if the European Commission finds that the UK continues to ensure an adequate level of protection.

Data protection authorities’ enforcement and advisory activities differ across the EU, creating some uncertainty in the manner in which data protection authorities seek to enforce compliance with GDPR. Data protection authorities may both conduct random audits of companies doing business in the EU, and act on complaints filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance are onerous and may adversely affect our business, financial condition, results of operations and prospects.

Should we utilize third-party distributors, compliance with such foreign governmental regulations would generally be the responsibility of such distributors, who may be independent contractors over whom we have limited control.

Employees and Human Capital

As of February 28, 2023 we had 38 full-time and part-time employees, of which 15 have M.D. or Ph.D. degrees. Of our full-time and part-time employees, 25 were engaged in research and development activities and 13 were engaged in business development, finance and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, motivating and integrating our existing and future employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants, and directors through grants of stock-based compensation awards and payments of cash-based performance bonus awards, in order to increase stockholder value and the success of our company by motivating our employees to perform to the best of their abilities and achieve our objectives.

Available Information

We were initially formed on December 29, 2017 as Theseus Pharmaceuticals, Inc., a Delaware corporation. Our principal executive offices are located at 314 Main Street, Cambridge, Massachusetts 02142, and our telephone number is (857) 400-9491. We maintain an internet website at https://theseusrx.com/ and make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s website at http://www.sec.gov. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investor Relations,” as a source of information about us.

The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report and should not be considered to be a part of this Annual Report. We have included our website address as an inactive textual reference only.

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

We are a biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. We were incorporated in December 2017 and commenced significant operations in 2018, have never completed any clinical trials, have no products approved for commercial sale and have never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have devoted substantially all of our resources to research and development activities, including with respect to THE-630, our pan-variant KIT inhibitor, THE-349, our fourth-generation EGFR inhibitor, and our BCR-ABL and other discovery programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture the clinical or commercial supply of drug product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for investors to accurately predict our likelihood of success and viability than if we had a longer operating history.

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

We have incurred significant net losses since our inception. Our net loss was $50.6 million and $27.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $112.2 million. We are still in the very early stages of development of our product candidates and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as our development programs advance. Our net losses we incur may fluctuate significantly from quarter to quarter and year to year.

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

Our ability to generate revenue and achieve profitability depends significantly on our ability to be effective in a range of challenging activities, including:

●	successfully and timely completing our ongoing and planned preclinical and clinical development of our product candidates, THE-630 and THE-349, and any other future product candidates and programs;

●	obtaining regulatory approval for any product candidates we may develop;

●	manufacturing, marketing and selling any products for which we may obtain regulatory approval;

●	achieving market acceptance of any product candidates we may develop for which we obtain regulatory approval as a viable treatment option; and

●	satisfying any post-marketing requirements.

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

As of December 31, 2022, we had $211.8 million in cash, cash equivalents, and marketable securities, including the net proceeds from our initial public offering completed in October 2021. Based on our current operating plan, we believe that our cash, cash equivalents, and marketable securities, in addition to the proceeds raised under sales of our common stock pursuant to our “at-the-market”, or ATM, Program, in the first quarter of 2023, will be sufficient to fund our operations and capital expenses into the third quarter of 2025. This estimate is based on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect, particularly given that the design and outcome of our ongoing and anticipated preclinical studies and clinical trials are highly uncertain.

Our existing cash, cash equivalents, and marketable securities will not be sufficient to fund our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development of and commercialize our product candidates and development programs, including through the potential use of our ATM Program. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to obtain further funding through a combination of equity financings, debt financings, collaborations, licensing arrangements or other sources of financing, including potential sales of our common stock pursuant to our ATM Program, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds, and adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholders’ ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect our stockholders’ rights. Debt financing or preferred equity financings may result in imposition of covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to product candidates or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of product candidates.

Risks Related to the Discovery, Research and Development of Product Candidates

We are very early in our development efforts and are substantially dependent on THE-630, our pan-variant KIT product candidate for GIST, and THE-349, our fourth-generation EGFR product candidate, for NSCLC. If we are unable to advance any product candidates through clinical and preclinical development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed.

Although we are enrolling patients in a Phase 1/2 dose escalation and expansion clinical trial of our most advanced product candidate, THE-630, all of our programs are still in the early stage of development. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of THE-630, or THE-349.

The success of THE-630 and THE-349 will depend on several factors, including the following:

●	successful and timely completion of preclinical studies;

●	submission of INDs in the US and CTAs and/or comparable applications outside the US for regulatory authority review and agreement to proceed with our clinical trials;

●	timely submission and clearance of INDs for our anticipated clinical trials;

●	successful and timely initiation, enrollment and completion of clinical trials;

●	maintaining and establishing relationships with contract research organizations, or CROs, and clinical trial sites for the clinical development of product candidates both in the US and internationally;

●	the frequency and severity of adverse events in clinical trials;

●	demonstrating efficacy, safety and tolerability profiles that are satisfactory to the FDA or any comparable foreign regulatory authorities for marketing approval;

●	the timely receipt of marketing approvals from FDA and any comparable foreign regulatory authorities;

●	the timely identification, development and approval of companion diagnostic tests, if required;

●	the extent of any required post-marketing studies or other post-approval commitments to applicable regulatory authorities;

●	the establishment and maintenance of supply arrangements with third-party drug product suppliers and manufacturers for clinical development and, if approved, commercialization of product candidates;

●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, and the protection of our other intellectual property rights, both in the US and internationally;

●	the availability of an approved product for evaluation as a combination therapy;

●	successful commercialization following the receipt of any marketing approval;

●	a continued acceptable safety profile following any marketing approval;

●	acceptance of our products, if approved, by patients, the medical community and third-party payors;

●	addressing any potential delays resulting from factors related to the COVID-19 pandemic; and

●	our ability to compete with other therapies, including our ability to differentiate any product for which we receive marketing approval against other approved products within the same class of drugs.

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

We may not be able to submit INDs for our EGFR inhibitor product candidate, THE-349, or for our BCR-ABL or other discovery programs, to commence clinical trials on the timelines we expect, and even if we are able to submit an IND, the FDA may not permit us to initiate clinical trials.

Before we can initiate clinical trials in the US for product candidates, we must submit the results of preclinical testing to the FDA along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol as part of an IND submission. We intend to submit an IND application for THE-349 to the FDA in the fourth quarter of 2023 and initiate a Phase 1/2 trial as soon as possible thereafter. In January 2023, we announced BCR-ABL as a target for our third development program. We expect to nominate a development candidate for this program by early 2024. However, we may not be able to submit such INDs, or any INDs we may submit for any of our other programs, on the timelines we expect, or at all.

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

In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. For example, if we make manufacturing or formulation changes to a product candidate, we may need to conduct additional studies to bridge that modified product candidate to earlier versions we have evaluated. Further, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of THE-630, THE-349 or any other product candidates that we may develop could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly. Any termination of any clinical trial of product candidates will harm our commercial prospects and our ability to generate revenue.

We may not be successful in our efforts to identify, discover or develop potential product candidates.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates from our research programs, in addition to THE-630 and THE-349. Research programs to identify new product candidates require substantial technical, financial and human resources.

Our approach to the discovery and design of small molecule tyrosine kinase inhibitor, or TKIs, relies on our PRA, a novel screening and characterization approach that incorporates two critical human serum proteins that can affect drug activity. While the results of preclinical studies have suggested that certain of our TKIs may have the ability to inhibit all major classes of activating and resistance mutations, we have not yet succeeded and may not succeed in demonstrating efficacy and safety of THE-630, THE-349, or any of our development programs in clinical trials or in obtaining marketing approval thereafter. If our approach to the discovery and design of product candidates does not lead to the development of product candidates that prove to be effective and safe for the targeted indication, this would adversely impact our business strategy and our financial position and share price and could potentially cause us to cease operations.

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

Our ongoing and anticipated preclinical studies and clinical trials may fail at any time, and because our product candidates, THE-630 and THE-349, are in a very early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products.

Before obtaining marketing approval from the FDA or other comparable foreign regulatory authorities for the sale of product candidates, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that such product candidates are both safe and effective for use in each target indication. Preclinical and clinical testing is expensive, difficult to design and implement and can take many years to complete, and its ultimate outcome is uncertain. Failure can occur at any time during the development processes, and, because our product candidates, THE-630 and THE-349, are in a very early stage of development, there is a high risk of failure and we may never succeed in developing products that receive marketing approval.

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

We have limited experience as a company in conducting clinical trials.

Although we have initiated a Phase 1/2 dose escalation and dose expansion clinical trial for the evaluation of THE-630 in patients with advanced GIST whose disease has developed resistance to prior KIT-targeting therapies, we have no experience as a company in conducting clinical trials to completion. In part because of this lack of experience as a company and our limited infrastructure, we cannot be certain that our ongoing preclinical studies and clinical trial will be completed on time or that our planned preclinical studies and clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, CROs, and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any necessary services agreement with CROs on terms that are acceptable to us on a timely basis or at all.

The outcome of preclinical testing and early clinical trials may not be predictive of the success of subsequent clinical trials.

Although we initiated a Phase 1/2 dose escalation and expansion clinical trial of THE-630, all of our programs are still in the early stage of development, including our product candidate THE-349 and our BCR-ABL and other discovery programs. The results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our future clinical trials may not ultimately be successful or support further clinical development of any product candidates we may develop. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.

The design or our execution of our clinical trials may not support marketing approval.

The design or execution of a clinical trial can determine whether its results will support marketing approval, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced and significant resources have been expended.

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dose and dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Assessments of safety and efficacy can therefore vary widely for a particular patient, and from patient to patient and site to site within a clinical trial. As a result, we do not know whether any clinical trials we conduct will demonstrate consistent or adequate efficacy and safety to obtain marketing approval to market THE-630, THE-349 and any additional product candidates that we may develop.

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

The pharmaceutical and biotechnology industries, particularly the field of oncology, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. We have competitors both in the US and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions.

Our competitors have developed, are developing or may develop products, product candidates and processes competitive with our product candidates. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. There are several approved therapies for the treatment of conditions for which we are attempting or may attempt to develop product candidates. In addition, we believe that a significant number of product candidates are currently under development, and may become commercially available in the future. We also compete to recruit and retain qualified scientific and management personnel, which could negatively affect our level of expertise and our ability to execute our business plan. As a result, our potential commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects or are more convenient than any products that we may develop.

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

We also face competition more broadly across the oncology market for cost-effective and reimbursable cancer treatments. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While product candidates, if any are approved, may compete with these existing drugs and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, product candidates may not be competitive with them. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or other specific branded products. As a result, obtaining market acceptance of, and gaining significant share of the market for, any product candidates that we successfully introduce to the market may pose challenges. Additionally, product candidates may need to compete with drugs physicians use off-label to treat the indications for which we seek approval. This may make it difficult for us to replace existing therapies with our product candidates and any additional product candidates that we may develop. Moreover, many companies are developing new oncology therapeutics, and we cannot predict what the standard of care will be as product candidates progress through clinical development.

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

While we have not yet completed clinical trials for our product candidates, it is likely that there will be side effects associated with their use and the use of any other additional product candidates that we may develop, as is typically the case with oncology drugs. Results of our studies or trials could reveal a high and unacceptable severity and prevalence of these or other side effects or adverse events. In addition, product candidates may be studied in combination with other therapies, which may exacerbate adverse events associated with the therapy. Patients treated with product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients enrolled in our clinical trials will die or experience major clinical events either during the course of or after participating in such trials for non-treatment related reasons. Moreover, product candidates may be used in populations for which safety concerns may be particularly scrutinized by regulatory agencies.

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

Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Further, if product candidates obtain marketing approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether our product candidates and any additional product candidates that we may develop will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early-stage clinical trials.

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

We plan to initially seek approval of THE-630, THE-349 and, in most instances, any additional product candidates that we may develop where prior therapies have had limited clinical benefit or lost their effectiveness. For those product candidates that prove to be sufficiently safe and effective, if any, we would expect to seek approval as earlier lines of therapy. For example, one population will be GIST patients who have already received four prior lines of therapy, or fifth-line GIST. Depending on the clinical data observed in the Phase 1/2 trial, we intend to evaluate THE-630 in second-line GIST. There is no guarantee that THE-630 or any product candidates we may develop in the future, even if approved in later lines of therapy, would be approved for an earlier line of therapy, and prior to any such approvals we may have to conduct additional clinical trials that may be costly, time-consuming and subject to risk.

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

The availability and extent of coverage and adequate reimbursement by third-party payors, including government health care programs, private health insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. Sales of any product candidates that receive marketing approval will depend substantially, both in the US and internationally, on the extent to which the costs of such product candidates will be covered and reimbursed by third-party payors. If coverage is not available, or is available only in limited circumstances, we may not be able to successfully commercialize product candidates.

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

Moreover, in the US, principal decisions about Medicare reimbursement for new products are typically made by or on behalf of the Centers for Medicare & Medicaid Services, or CMS, an agency within the US Department of Health and Human Services, or HHS. CMS and regional contractors responsible for administering the Medicare program decide whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow these decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not ensure that other payors will also provide coverage for the product candidate. No uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often time-consuming and costly. This process may require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be available consistently or obtained in the first instance. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the US and have not been approved for reimbursement in certain European countries.

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

We may seek regulatory approval of product candidates outside of the US and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements and reimbursement regimes in foreign countries, such as the lack of pathways for accelerated drug approval, may result in foreign regulatory approvals taking longer and being more costly than obtaining approval in the US;

●	foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or our interpretation of data from nonclinical studies or clinical trials;

●	approval policies or regulations of foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;

●	impact of the COVID-19 pandemic on our ability to produce product candidates and conduct clinical trials in foreign countries;

●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with legal requirements applicable to privacy, data protection, information security and other matters;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

●	difficulties staffing and managing foreign operations;

●	complexities associated with managing multiple payor reimbursement regimes and government payors in foreign countries;

●	workforce uncertainty in countries where labor unrest is more common than in the US;

●	potential liability under the Foreign Corrupt Practices Act or comparable foreign regulations;

●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the US;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from regional or larger scale conflicts or geo-political actions, including war or other military conflicts, and terrorism, trade policies, sanctions, treaties and tariffs.

These and other risks associated with international operations may materially adversely affect our ability to attain or maintain profitable operations, our product development efforts or our potential clinical trials.

Risks Related to Regulatory Approval Process and Other Healthcare Compliance Matters

We may be unable to obtain US or foreign regulatory approval and, as a result, may be unable to commercialize product candidates.

We have not submitted for, or obtained, regulatory approval for any drug product candidate, and it is possible that no product candidates will ever obtain regulatory approval.

Drug product candidates are and will continue to be subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the US and in many foreign jurisdictions before a new drug can be approved for marketing in each jurisdiction. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays.

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

We anticipate we will conduct clinical trials of THE-630, THE-349 and any additional product candidates that we may develop both in and outside the US. The acceptance of study data by the FDA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from US clinical trials are intended to serve as the basis for marketing approval in the foreign countries outside the US, the standards for clinical trials and approval may be different. Similarly, in cases where clinical trial data from outside the US are intended to serve as the basis for marketing approval in the US, the standards for clinical trials and approvals may be different. There can be no assurance that the FDA or foreign regulatory authority would accept data from trials conducted outside of its applicable jurisdiction. If the FDA or other comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

Obtaining and maintaining regulatory approval of product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the clinical trials, manufacturing, marketing and promotion and reimbursement of the product candidate in those jurisdictions. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the US, including that additional preclinical studies or clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the US, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to governmental approval.

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

The FDA and any other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of product candidates or impose additional requirements post-approval. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the US or abroad. Compliance with these post-marketing requirements may result in significant costs. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. The occurrence of any event or penalty described above may inhibit our ability to commercialize product candidates, if approved, and generate revenue.

The FDA and other comparable foreign regulatory agencies actively enforce the laws and regulations governing advertising and promotion, including those prohibiting the promotion of off-label uses.

The FDA and other comparable foreign regulatory agencies strictly regulate the promotion and advertisement of prescription drug products, such as our products, if approved. In particular, a product may not be promoted in the US for uses that are not approved by the FDA as reflected in the product’s approved labeling, or in other jurisdictions for uses that differ from the labeling or uses approved by the applicable regulatory agencies. While physicians may prescribe products for off-label uses, the FDA and any other regulatory agencies actively enforce laws and regulations that prohibit the promotion of off-label uses by manufacturers, including promotional communications made by companies’ sales force with respect to off-label uses that are not consistent with the approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability. The US federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The US federal government and state governments have also required that drug manufacturers enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

If we are required by the FDA or other comparable foreign regulatory authority to obtain approval of a companion diagnostic test in connection with approval of any product candidates, such companion diagnostic test would be used during our more advanced phase clinical trials as well as in connection with the commercialization of product candidates. Companion diagnostics are regulated as medical devices by FDA and, unless an exemption applies, require premarket clearance or approval by FDA. The two primary types of FDA marketing authorization applicable to a medical device are clearance of a premarket notification under section 510(k) of the FDCA, or 510(k), and approval of a premarket approval application, or PMA. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared at the same time the product candidate is approved. To date, the FDA has required PMA approval for the vast majority of companion diagnostic tests for cancer therapies. Various foreign regulatory authorities also regulate in vitro companion diagnostics as medical devices and, under those regulatory frameworks, will likely require the conduct of clinical trials or performance studies to demonstrate the safety and effectiveness of our current diagnostics and any future diagnostics we may develop, which we expect will require separate regulatory clearance or approval prior to commercialization.

The approval of a companion diagnostic as part of the therapeutic product’s labeling may limit the use of the therapeutic product to only those patients who express certain biomarkers or the specific genomic alteration that the companion diagnostic was developed to detect. If the FDA or other comparable foreign regulatory authority requires approval of a companion diagnostic for any product candidates, whether before or concurrently with approval of the product candidate, we and our collaborators, may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could cause or contribute to delayed enrollment of our clinical trials, may prevent us from initiating a pivotal trial or may delay or prevent approval or continued marketing of our related product candidates.

Further, in April 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. We will continue to evaluate the impact of this guidance on our companion diagnostic development and strategy. This guidance and future issuances from the FDA and other comparable foreign regulatory authorities may impact our development of a companion diagnostic for product candidates and result in delays in regulatory approval. We may be encouraged to conduct additional studies to support a broader labeling claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may decide to abandon our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business operations.

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

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit, as well as a requirement that all promotional materials be submitted to FDA before dissemination within prescribed timeframes. If a sponsor’s post-approval studies fail to confirm the drug’s clinical benefit, the sponsor fails to conduct such studies at all, or other evidence demonstrates that the product is not shown to be safe or effective under the conditions of use, the FDA may withdraw its approval of the drug using expedited procedures.

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

Regulatory authorities in some jurisdictions, including the US and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the US, or a patient population greater than 200,000 in the US where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the US. Our target indications may include diseases with large patient populations or may include orphan indications.

In the US, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits and user-fee exemptions. In addition, if a product candidate that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product candidate is entitled to orphan drug exclusivity. Orphan drug exclusivity in the US provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances. In the EU, orphan exclusivity prevents marketing authorization applications being accepted for similar products for the orphan indication for a period of 10 years. This period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation.

We have received orphan drug designation from the FDA for THE-630 for the treatment of gastrointestinal stromal tumors. However, there can be no assurances that we will be able to obtain orphan designations for THE-630 for other indications or other product candidates in the US or any other jurisdictions. Even if we obtain orphan drug designation for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the US may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review. Similar rules apply in the EU.

We may face difficulties from changes to current regulations and future legislation. Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the US or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

Even if product candidates receive marketing approval, changes to laws and regulations may affect the commercialization of and revenue generated by our products. In the US and other markets, there have been, and we expect there will continue to be, a number of legislative and regulatory changes that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the ACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and continues to significantly impact the US pharmaceutical industry.

Certain provisions have been subject to judicial and Congressional challenges, as well as efforts by a past US presidential administration to repeal or replace certain aspects of the ACA. The Tax Cuts and Jobs Act of 2017, or the TCJA, for example, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” The ACA has been challenged numerous times in various court cases, including challenges before the US Supreme Court. In the most recent case (decided in June 2021) the Supreme Court held that the individual plaintiffs and states lacked standing to challenge the constitutionality of the ACA.

Other legislative changes have been proposed and adopted in the US since the ACA was enacted. These changes included reductions of Medicare payments to providers of up to 2%, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030 unless additional congressional action is taken. (These reductions were temporarily suspended due to COVID-19 pandemic; the full suspension expired on in March 31, 2022. From April 1 to June 30, 2022, the reduction was 1%, and the full 2% reduction was reinstated on July 1, 2022). Additionally, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. It is possible that new laws that would result in additional reductions in Medicare and other healthcare funding, may be enacted, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Further, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in numerous Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drug products. At the federal level, former President Trump used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders, and policy initiatives. Similarly, the Biden administration has identified drug pricing as a priority. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

On August 16, 2022, President Biden signed the Inflation Reduction Act (IRA) into law, which sets forth meaningful changes to drug product reimbursement by Medicare. Among other actions, the IRA permits HHS to engage in price-capped negotiation to set the price of certain drugs and biologics reimbursed under Medicare Part B and Part D. The IRA contains statutory exclusions to the negotiation program, including for certain orphan designated drugs for which the only approved indication (or indications) is for the orphan disease or condition. Should our product candidates be approved and covered by Medicare Part B or Part D, and fail to fall within a statutory exclusion, such as that for an orphan drug, those products could, after a period of time, be selected for negotiation and become subject to prices representing a significant discount from average prices to wholesalers and direct purchasers. The IRA also establishes a rebate obligation for drug manufacturers that increase prices of Medicare Part B and Part D covered drugs at a rate greater than the rate of inflation. The inflation rebates may require us to pay rebates if we increased the cost of a covered Medicare Part B or Part D approved product faster than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum and 20% once the out-of-pocket maximum has been reached. Our cost-sharing responsibility for any approved product covered by Medicare Part D could be significantly greater under the newly designed Part D benefit structure compared to the pre-IRA benefit design. Additionally, manufacturers that fail to comply with certain provisions of the IRA may be subject to penalties, including civil monetary penalties. The IRA is anticipated to have significant effects on the pharmaceutical industry and may reduce the prices we can charge and reimbursement we can receive for our products, among other effects.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future. Such reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. We are, however, unable to predict the future course of federal or state healthcare legislation in the US directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, particularly in light of the new presidential administration. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

●	the demand for product candidates, if we obtain regulatory approval;

●	our ability to set a price that we believe is fair for our products;

●	our ability to obtain coverage and reimbursement for a product;

●	our ability to generate revenue and achieve or maintain profitability;

●	the level of taxes that we are required to pay; and

●	the availability of capital.

Inadequate funding for the FDA and other US government agencies or other comparable foreign regulatory authorities, COVID-19 and other factors could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA and other US government agencies or other comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result.

In addition, government funding of government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, in recent years, including in 2018 and 2019, the US government shut down several times and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities.

Separately, since March 2020 when foreign and domestic inspections were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and resumed inspections in China and India in early 2021. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates, and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, the agency has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the US may adopt similar restrictions or other policy measures on inspections in response to the COVID-19 pandemic and may experience delays in their regulatory activities. As recently as late 2021, when COVID-19 infection surged due to the highly transmissible omicron variant, FDA again paused routine inspections. While the Agency resumed routine inspections again relatively quickly in February 2022, the ongoing pandemic may continue to cause periodic interruptions in FDA’s ability to conduct inspections and further exacerbate the backlog of inspections.

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

The laws that may affect our ability to operate include, but are not limited to: (i) the federal Anti-Kickback Statute; (ii) federal civil and criminal false claims law; (iii) HIPAA, relating to schemes to defraud any healthcare benefit program; (iv) HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization; (v) the federal Physician Payments Sunshine Act, created under the ACA and its implementing regulations, relating to reporting obligations to HHS in respect of information related to payments or other transfers of value made to physicians and teaching hospitals; (vi) federal consumer protection and unfair competition laws; and (vii) analogous state and foreign laws and regulations.

Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment, especially in light of the lack of applicable precedent and regulations. Ensuring that our business arrangements with third parties comply with applicable healthcare and data privacy laws and regulations, as well as responding to investigations by government authorities, can be time- and resource-consuming and can divert management’s attention from the business.

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

We are exposed to the risk that our employees, independent contractors, consultants, collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (1) the Federal Food, Drug and Cosmetic Act, FDA regulations or those of comparable foreign regulatory authorities, (2) GCP or cGMP, (3) federal and state health and data privacy, security, fraud and abuse, government price reporting, transparency reporting requirements, and other healthcare laws and regulations in the US and abroad, (4) sexual harassment and other workplace misconduct, or (5) laws that require the true, complete and accurate reporting of clinical information or data. In particular, research, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation.

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

Health epidemics in regions where we have concentrations of potential clinical trial sites or other business operations could adversely affect our business, including by causing significant disruption in the operations of third parties upon whom we rely. For example, the COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting employees, patients, communities and business operations, as well as the US economy and financial markets. Several of our third-party suppliers and contractors are located in countries and regions that have been negatively impacted by the COVID-19 global pandemic. In March 2020, the US government imposed bans and restrictions on travel between the US, Asia and certain other continents and countries and other countries have restricted travel to and from the US.

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

We currently have a small team focused on research and development of small molecule TKIs. To succeed, we must recruit, hire, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff, including our founders. The loss of one or more of such persons could be detrimental to us if we cannot recruit suitable replacements in a timely manner. In particular, our research and development approach, including our PRA, was developed in part over years of our management team’s experience in developing approved therapeutics at ARIAD. The loss of any of these personnel could result in delays in our product development efforts and have a material adverse effect on our financial condition, results of operations and prospects.

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

As of February 28, 2023, we had 38 full-time and part-time employees, including 25 employees engaged in research and development. In order to successfully implement our development and clinical trial plans and strategies, and as we transition into operating as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining, retaining and motivating our current and additional employees;

●	managing our internal development efforts effectively, including the preclinical, clinical, FDA and other comparable foreign regulatory agencies’ review process for THE-630, THE-349, and any other programs, while complying with any contractual obligations to contractors and other third parties;

●	managing increasing operational and managerial complexity; and

●	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize product candidates developed from THE-630 and THE-349 and any other programs will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize THE-630 and THE-349 and any of our other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our business, financial condition, results of operations and prospects. Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (for example, cloud), and those of our third-party CROs, other contractors and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war or other military conflict and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The COVID-19 pandemic increased the attack surface available for exploitation, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the recent COVID-19 pandemic to their advantage. In addition, due to the conflict involving Russia and Ukraine, there is an increased likelihood that continuation or escalation of tensions could result in cyberattacks that could either directly or indirectly impact our operations.

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

We rely on third parties for various operations, including the manufacture of our products and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. Any breach in our or our third-party providers’ information technology systems could lead to the unauthorized access, disclosure and use of non-public information, including protected health information and other personally identifiable information which is protected by HIPAA, and other laws. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, damage to our reputation and the further development and commercialization of our products could be delayed. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyberattacks and any such attacks could result in losses described above as well as disputes with physicians, participants and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

Any security incident or similar event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to financial exposure related to investigation of the incident (including cost of forensic examinations), subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information (including under HIPAA), which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. Moreover, if the information technology systems of our third-party CROs, other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

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

We have generated, and expect to continue to generate in the future, significant federal and state net operating loss, or NOL, carryforwards. As of December 31, 2022, we had $47.0 million and $49.5 million in federal and state NOL carryforwards, respectively. We do not anticipate generating revenue from sales of product candidates for the foreseeable future, if ever, and we may never achieve profitability. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under US tax law. The state NOL carryforwards will begin to expire in 2037. Additionally, under the TCJA, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, although federal NOL carryforwards incurred in taxable years beginning after December 31, 2017 and in future taxable years may be carried forward indefinitely, the deductibility of such federal NOL carryforwards incurred in taxable years beginning after December 31, 2020 is limited. In particular, the deductibility of such federal NOL carryforwards may be limited to 80% of current year taxable income for tax years beginning after December 31, 2020. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. It is uncertain how various states will respond to the TCJA and CARES Act.

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

We are dependent on technology, patents, know-how and proprietary materials, both our own and licensed from ARIAD. We entered into the ARIAD License Agreement in June 2018, pursuant to which we acquired an exclusive, transferable (subject to certain restrictions), sublicensable (subject to certain conditions), worldwide license, under certain of ARIAD’s patent rights, know-how and compounds and a certain ARIAD chemical library, to develop, use, manufacture, market and commercialize certain compounds, and products that contain such compounds, that are therapeutically useful for the treatment of diseases and disorders in humans, including with respect to KIT, a type of receptor tyrosine kinase and tumor marker.

Any termination of this license could result in the loss of significant rights and will restrict our ability to develop and commercialize our pan-variant KIT inhibitor product candidates, including our most advanced product candidate, THE-630. For example, ARIAD may terminate the ARIAD License Agreement (1) for our uncured material breach of such agreement, (2) if we, or any of our affiliates or sublicensees, commence, and do not stop after receiving notice from ARIAD, any interference or opposition proceeding in relation to, challenges to the validity or enforceability of, or opposition to any extension of or the grant of a supplementary protection certificate with respect to, any ARIAD patent or patent application licensed under this agreement, or (3) in the event of our bankruptcy. Moreover, if we or ARIAD fails to adequately protect this intellectual property, our ability to commercialize THE-630 may be impaired. See “―Risks Related to Intellectual Property―Our rights to develop and commercialize our technology and product candidates may be subject, in part, to the terms and conditions of licenses granted to us by others” and “―Risks Related to Intellectual Property―If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.”

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

Our commercial success depends in part on our ability and the ability of our licensors and collaborators, if any, to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to product candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. If we and our licensors and our collaborators, if any, are unable to obtain and maintain sufficient intellectual property protection for our product candidates and any additional product candidates that we may develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize product candidates similar or identical to ours, and our ability and the ability of our collaborators to successfully commercialize product candidates that we and our collaborators may pursue may be impaired.

To establish our proprietary position, we have filed patent applications in the US related to our novel product candidates that are important to our business, and we have exclusively licensed certain patent applications from ARIAD; we may in the future also license or purchase issued patents or pending patent applications filed by others. Given the very early stage of development of our product candidates and development programs, our patent portfolio is similarly at a very early stage. In particular, as of December 31, 2022, we had exclusively licensed one issued US patent and one pending US application relating to THE-630, we owned one pending PCT application relating to THE-630, and we owned one pending US non-provisional patent application, one pending US provisional patent application, and two pending PCT patent applications relating to THE-349. Accordingly, our current patent rights provide us with limited legal right to prevent third parties from competing with us in any way. If we do not obtain additional meaningful patent coverage for product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, competitors may be able to erode or negate any competitive advantage we may have, which would likely harm our business and ability to achieve profitability. US provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. With regard to such US provisional patent applications, if we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage. If we are unable to secure or maintain patent protection with respect to product candidates, our business, financial condition, results of operations, and prospects could be materially harmed.

We cannot be certain that the claims in US patent applications (including provisional and non-provisional), corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors and collaborators, will be considered patentable by the US Patent and Trademark Office, or the USPTO, courts in the US or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our future issued patents will not be found invalid or unenforceable if challenged. Moreover, the patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we, any licensors or any collaborators will be successful in protecting product candidates by obtaining and defending patents. These risks and uncertainties include the following:

●	the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;

●	patent applications may not result in any patents being issued;

●	patents may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;

●	our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use and sell our potential product candidates;

●	there may be significant pressure on the US government and international governmental bodies to limit the scope of patent protection both inside and outside the US for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and

●	countries other than the US may have patent laws less favorable to patentees than those upheld by US courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates.

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

Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the US and most other countries are confidential for a period of time after filing or until issuance, we may not be certain that we or our licensors are the first to either (1) file any patent application related to product candidates or (2) invent any of the inventions claimed in the patents or patent applications. Similarly, publications of discoveries in the scientific and scholarly literature often lag behind the actual discoveries, and patent applications in the US and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Consequently, we cannot be certain that we or our licensors and collaborators were the first to make the inventions claimed in our owned or in-licensed patent rights and patent applications or were the first to file for patent protection on the inventions claimed in our pending patent applications. Further, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents or the patents of our licensors may be challenged in the courts or patent offices in the US and abroad. We may be subject to a third-party pre-issuance submission of prior art to the USPTO or third-party observations at the European Patent Office, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter partes review, or IPR, or other similar proceedings challenging our owned patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, our patents or the patents of our licensors may become subject to post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our priority of invention or other features of patentability with respect to our patents and patent applications and those of our licensors. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of our licensors is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Our commercial success depends significantly on avoiding infringement of the patents and proprietary rights of third parties. Numerous third-party US and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of product candidates. There is a substantial amount of litigation, both within and outside the US, involving patent and other intellectual property rights in the pharmaceutical and biotechnology industries, including patent infringement lawsuits, oppositions, reexaminations, IPR proceedings and PGR proceedings before the USPTO and/or corresponding foreign patent offices. Accordingly, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties.

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

If we or licensors were to initiate legal proceedings against a third party to enforce a patent directed to our product candidates or any additional product candidates that we may develop, the defendant could counterclaim that our patent or that of our licensor is invalid or unenforceable. In patent litigation in the US, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or insufficient written description. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.

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

Obtaining and enforcing patents in the pharmaceutical and biotechnology industries is inherently uncertain, due in part to ongoing changes in the patent laws. Changes in either the patent laws or in the interpretations of patent laws in the US and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In the US, depending on decisions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents, and interpretation thereof, could change in unpredictable ways that could weaken our and our licensors’ or collaborators’ ability to obtain new patents or to enforce existing or future patents. Moreover, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. For example, the US Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Therefore, there is increased uncertainty with regard to our and our licensors’ or collaborators’ ability to obtain patents in the future, as well as uncertainty with respect to the value of patents once obtained.

In addition, Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us. Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’ or collaborators’ issued patents. For example, in the US, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, which was signed into law in September 2011, includes a number of significant changes to US patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the US transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application.

The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including PGR, IPR, and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in US federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

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

Patents have a limited lifespan. In the US, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest US non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own patented product and practicing our own patented technology. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we or our licensors do not obtain patent term extension for product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of product candidates, one or more of our US patents or those of our licensors may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We and our licensors may not be able to protect intellectual property rights throughout the world.

Although we or our licensors have pending patent applications in the US and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights and those of our licensors in some countries outside the US can be less extensive than those in the US. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the US. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the US or from selling or importing products made using our inventions in and into the US or other jurisdictions. Competitors may use our intellectual property in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the US. These products may compete with our product candidates and any additional product candidates that we may develop, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We rely on the protection of our trade secrets, including unpatented know-how, technology and other proprietary information to maintain our competitive position. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the US are less willing or unwilling to protect trade secrets.

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

If we obtain marketing approval for any product candidates, given that our limited existing supply arrangements do not extend to commercial supply, we will need to establish one or more agreements with third parties to develop and scale up the drug manufacturing process. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Our product candidates and any additional product candidates that we may develop may compete with other product candidates and products for access to manufacturing facilities. As a result, we may not obtain access to these facilities on a priority basis or at all. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

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

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the US. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other comparable foreign regulatory authorities, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or other comparable foreign regulatory authority does not approve these facilities for the manufacture of product candidates or if it withdraws any such approval in the future, we will need to find alternative manufacturing facilities, and those new facilities would need to be inspected and approved by FDA or other comparable foreign regulatory authority prior to commencing manufacturing, which would significantly impact our ability to develop, obtain marketing approval for or market product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of product candidates or drugs and harm our business and results of operations.

If our third-party manufacturers use hazardous materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical materials, by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the US governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

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

We have entered into the ARIAD License Agreement, and in the future we may seek and form strategic alliances, create joint ventures or collaborations, or enter into acquisitions or additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any additional product candidates that we may develop.

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

Prior to the listing of our common stock, there was no market for shares of our common stock, and we cannot assure our stockholders that an active trading market for our shares will continue to develop or be sustained. Since our initial public offering, the market price of our common stock has experienced volatility. Our stockholders may not be able to resell those shares at or above the price paid for such shares. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	overall performance of the equity markets;

●	our operating performance and the performance of other similar companies;

●	results from any clinical trials with our current and future product candidates or those of our competitors;

●	changes in recommendations by securities analysts that elect to follow our common stock;

●	regulatory or legal developments in the US and other countries;

●	the level of expenses related to future product candidates or clinical development programs;

●	our failure to achieve product development goals in the timeframe we announce;

●	announcements of acquisitions, strategic alliances or significant agreements by us or by our competitors;

●	recruitment or departure of key personnel;

●	the economy as a whole and market conditions in our industry, including conditions resulting from the COVID-19 pandemic;

●	trading activity by a limited number of stockholders who together hold a significant amount of our outstanding common stock;

●	the expiration of market standoff or contractual lock-up agreements;

●	the size of our market float; and

●	any other factors discussed in this Annual Report.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of March 1, 2023, we had 43,561,124 shares of our common stock outstanding.

Substantially all of our outstanding shares of common stock issued prior to our initial public offering were restricted from resale as a result of securities laws or market standoff and lock-up agreements. Shares subject to market standoff and lock-up agreements became available to be sold on April 5, 2022. Sales of a substantial number of such shares or the perception that such sales may occur, could cause our market price to fall or make it more difficult for our stockholders to sell common stock at a time and price that such stockholder deems appropriate.

On November 3, 2022, we filed our Shelf Registration Statement which included a prospectus for our ATM Program pursuant to which we may sell from time to time up to an aggregate of $100.0 million of shares of our common stock. As of December 31, 2022, no shares have been issued and sold pursuant to the ATM Program. Sales of common stock, debt securities or other equity securities by us may represent a significant percentage of our common stock currently outstanding. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under the Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly.

We also registered 9,494,003 shares of common stock that we have issued and may issue under our employee equity plans and will file additional registration statements on Form S-8 to register additional shares pursuant to the “evergreen” provisions under our equity compensation plans. Accordingly, these shares are available for sale in the open market, subject to Rule 144 volume limitations applicable to affiliates, and subject to any vesting restrictions and lock-up agreements applicable to these shares.

In addition, certain of our employees, executive officers, and directors may enter into Rule 10b5-1 trading plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the employee, director, or officer when entering into the plan, without further direction from the employee, officer, or director. A Rule 10b5-1 trading plan may be amended or terminated in some circumstances. Our employees, executive officers, and directors also may buy or sell additional shares outside of a Rule 10b5-1 trading plan when they are not in possession of material, nonpublic information.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the Nasdaq Global Select Market, or Nasdaq. Commencing with our fiscal year ending December 31, 2022, we must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.

We may in the future discover material weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the Securities and Exchange Commission, or the SEC, or other regulatory authorities.

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

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

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

We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) December 31, 2026, the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering in October 2021, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (3) the date on which we are deemed to be a large accelerated filer, which means, among other things, the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

As of March 1, 2023, our executive officers, directors and the holders of more than 5% of our outstanding capital stock, in the aggregate, hold voting power over approximately 58% of our outstanding common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware and federal court within the State of Delaware will be exclusive forums for any:

●	derivative action or proceeding brought on our behalf;

●	action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, stockholder or other employee of the Corporation to the Corporation or the Corporation’s stockholders;

●	any action arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws (as the foregoing may be amended, modified, supplement, and/or restated from time to time);

●	any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or

●	any action asserting a claim governed by the internal affairs doctrine.

We refer to this as the Delaware Forum Provision. This choice of forum provision does not apply to actions brought to enforce a duty or liability created under the Exchange Act. Our amended and restated certificate of incorporation also provides that the federal district courts of the US are the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. We intend for this provision to apply to any complaints asserting a cause of action under the Securities Act despite the fact that Section 22 of the Securities Act creates concurrent jurisdiction for the federal and state courts over all actions brought to enforce any duty or liability created by the Securities Act or the rules and regulations promulgated thereunder. There is uncertainty as to whether a court would enforce such a provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above.

We recognize that the Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, the forum selection clauses in our certificate of incorporation may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court and other states courts have upheld the validity of federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found inapplicable to, or unenforceable, we may incur additional costs associated with resolving such matters The Federal Forum provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid The Court of Chancery of the State of Delaware and the federal district courts of the US may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

●	the timing and success or failure of preclinical studies and clinical trials for product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

●	our ability to successfully recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts;

●	our ability to obtain marketing approval for product candidates, and the timing and scope of any such approvals we may receive;

●	the timing and cost of, and level of investment in, research and development activities relating to product candidates, which may change from time to time;

●	the cost of manufacturing product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

●	our ability to attract, hire and retain qualified personnel;

●	expenditures that we will or may incur to develop additional product candidates;

●	the level of demand for product candidates should they receive approval, which may vary significantly;

●	the risk/benefit profile, cost and reimbursement policies with respect to product candidates, if approved, and existing and potential future therapeutics that compete with product candidates;

●	the changing and volatile US and global economic environments and capital markets, including impact of the COVID-19 pandemic; and

●	future accounting pronouncements or changes in our accounting policies.

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

Data collection, use, transfer and processing activities are governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.

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

In the US, various federal and state regulators, including governmental agencies like the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information privacy and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act of 2018, or the CCPA, which increases privacy rights for California residents and imposes obligations on companies that process their personal information and meet certain revenue or volume processing thresholds, came into effect on January 1, 2020, and was further amended by the California Privacy Rights Act, or the CPRA, on November 3, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California residents and provide such residents new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CPRA significantly modifies the CCPA by expanding residents’ rights with respect to certain personal information and creates a new state agency to oversee implementation and enforcement efforts. Many of the CPRA’s provisions will become effective on January 1, 2023. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation, including class action litigation. In addition, laws in all 50 US states require businesses to provide notice to individuals if certain of their personal information has been disclosed as a result of a qualifying data breach.

Moreover, the CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Specifically, in 2023, state consumer privacy laws similar to the CCPA and CPRA enter into force in Connecticut, Colorado, Utah and Virginia, State laws and regulations are not necessarily preempted by federal laws and regulations, such as HIPAA, particularly if a state affords greater protection to individuals than federal law. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. Legal requirements relating to the collection, storage, handling, and transfer of personal information and personal data continue to evolve and may result in increased public scrutiny and escalating levels of enforcement, sanctions and increased costs of compliance. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Internationally, data protection and privacy laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer or other processing of personal data. For example, the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018, is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including imposing special requirements in respect of the processing of health and other sensitive data. Specifically, the GDPR enhances data protection obligations for data controllers of personal data, including, for example, requirements to establish a legal basis for processing, stringent standards for obtaining consent from individuals to process their personal data, robust disclosures to individuals about how personal data is used, a strengthened individual data rights regime (including rights of access and deletion in certain circumstances), strict rules regarding the transfer of personal data out of the European Economic Area, including to the US, requirements to implement safeguards to protect the security and confidentiality of personal data that requires the adoption of administrative, physical and technical safeguards, mandatory data breach notification, limitations on retention and secondary use of personal data, and obligations to take certain measures when engaging third party processors in connection with the processing of personal data. The GDPR also creates direct obligations on service providers acting as processors. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States may result in potential fines of up to €20 million or 4% of annual global revenues, whichever is greater, and other administrative penalties. The GDPR also confers a private right of action on data subjects and nonprofit organizations, acting subject to a mandate granted by the data subject, to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher.

Certain legal regimes outside of the US, including in the United Kingdom and under the GDPR, prohibit the transfer of personal data to the US unless certain measures are in place, including, for example, executing Standard Contractual Clauses, or a derogation applies. However, certain EU court decisions cast doubt on the ability to use the European Commission’s Standard Contractual Clauses to lawfully transfer personal data to the US and other third countries. Use of the Standard Contractual Clauses must be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional supplementary technical, organizational and/or contractual measures and/or contractual provisions may need to be put in place. On December 13, 2022, the European Commission published a draft adequacy decision on the EU-US Data Privacy Framework or the Framework, the successor to the EU-US Privacy Shield Framework that was invalidated by the Court of Justice of the European Union’s July 2020 decision in the so-called Schrems II case (Case C-311/18). If approved, the Framework will allow US companies to self-certify to the US Department Commerce their compliance with a set of agreed privacy principles in order to freely receive EU personal data. However, data subjects, civil liberties groups, and data protection authorities may challenge the Framework, which could lead to further scrutiny by the courts. There is no guarantee that any transfer mechanism upon which we rely will be deemed to be valid by the relevant authorities, or that mechanisms that are currently deemed to be valid will remain valid in the future. This uncertainty, and its eventual resolution, may increase our costs of compliance, impede our ability to transfer data and conduct our business and harm our business or results of operations. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of operating our business.

Compliance with US and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Any actual or alleged failure to comply with US or international laws and regulations relating to privacy, data protection, and data security could result in governmental investigations, proceedings and enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity, harm to our reputation, and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information or impose other obligations or restrictions in connection with our use, retention and other processing of information, and we may otherwise face contractual restrictions applicable to our use, retention, and other processing of information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

The rules dealing with US federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the US Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the TCJA was enacted in 2017 and made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income and the elimination of net operating loss carrybacks generated in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), and the modification or repeal of many business deductions and credits, including a reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs.”

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

Beginning in 2022, the TCJA amended Section 174 and now requires US-based and non-U.S-based research and experimental (R&E) expenditures to be capitalized and amortized over a period of five or 15 years, respectively, for amounts paid in tax years starting after December 31, 2021. Prior to the TCJA amendment, Section 174 allowed taxpayers to immediately deduct R&E expenditures in the year paid or incurred. The Company has applied this required change in accounting method beginning in 2022 and the computation may be adjusted pending future IRS guidance.

The presidential and congressional elections in the US could also result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting us and our business. For example, the US government may enact significant changes to the taxation of business entities including, among others, a permanent increase in the corporate income tax rate, an increase in the tax rate applicable to the global intangible low-taxed income and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. The likelihood of these changes being enacted or implemented is unclear.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our corporate headquarters are located in Cambridge, Massachusetts, where we lease approximately 7,351 square feet of office space. Pursuant to the lease agreement, the lease term commenced in March 2022 and the initial term of the lease is seven years, with a one-time option right to extend the term five additional years, subject to an increase in rent in accordance with the terms of the lease agreement. We believe that this space will be sufficient for our needs for the foreseeable future. To meet the future needs of our business, however, we may lease additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.

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

Holders of Common Stock

As of March 1, 2023, there were approximately 8 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical-stage biopharmaceutical company focused on improving the lives of cancer patients through the discovery, development, and commercialization of transformative targeted therapies. Our development programs are designed to address drug resistance mutations in key driver oncogenes, which are mutated genes that cause cancer. Resistance mutations limit the efficacy of existing targeted therapies by rendering tumor cells unresponsive to drugs, and therefore present a critical challenge in cancer treatment today. Our initial focus is on developing the next generation of TKIs and is rooted in the critical role that tyrosine kinases play in the development of cancer. Despite the commercial success of approved TKIs, the development of drug resistance is a persistent limitation, narrowing the number of effective treatment options available to patients as they progress through subsequent lines of therapy.

Our goal is to develop “pan-variant” kinase inhibitors-inhibitors that target all major cancer causing and drug resistance mutations in clinically significant protein kinases. We believe that truly pan-variant inhibitors are required to effectively inhibit the heterogeneous mix of resistance mutations found in patients, and may also suppress the emergence of new mutations when used in earlier lines of therapy. To develop such inhibitors, we deploy our novel PRA, a highly differentiated cell-based method for testing TKIs that we believe is predictive for “pan-ness”. We also employ structure-guided drug design, and, coupled with our PRA, we believe our approach has the potential to optimize molecules for pan-variant activity while maintaining selectivity and tolerability.

Our most advanced product candidate, THE-630, is a pan-variant inhibitor of all major classes of activating and resistance mutations of the KIT kinase for the treatment of GIST, a type of cancer most often characterized by oncogenic activation of KIT. GIST is the most common sarcoma of the gastrointestinal tract and often initiates in the stomach or small intestines. We are currently enrolling patients in a Phase 1/2 dose escalation and dose expansion clinical trial for the evaluation of THE-630 in patients with advanced GIST whose disease has developed resistance to prior KIT-targeting therapies. As of December 31, 2022, we were treating patients in cohort 5 of dose escalation, with all seven planned Phase 1 sites in the US open and enrolling patients. We expect to present initial data from the Phase 1 dose escalation portion of the clinical trial at an academic meeting in the second quarter of 2023, and to report additional data from the dose escalation study at an academic meeting in the fourth quarter of 2023. The primary objective of the Phase 1 dose escalation portion of the study are to evaluate the safety profile of THE-630, including the determination of an RP2D in GIST patients who have received imatinib and at least one other TKI. Secondary objectives include determining the PK profile of THE-630, and to characterize preliminary evidence of antitumor activity of THE-630. Once an RP2D is determined, the study will transition into the Phase 2 portion consisting of three expansion cohorts in patients with second-line GIST, third or fourth-line GIST, and fifth (or greater) line GIST. The Phase 2 dose expansion portion is expected to include sites in the US and Europe. The FDA has granted orphan drug designation to THE-630 for the treatment of GIST.

Our second product candidate is THE-349, a fourth-generation EGFR inhibitor for the treatment of NSCLC. THE-349 is designed to address on-target treatment resistance to existing EGFR inhibitors by targeting the common activating mutations in exons 19 and 21 alone or in combination with the most frequently observed resistance mutations, T790M and C797X. Preclinical characterization of THE-349 as central nervous system, or CNS active, and mutant-selective inhibitor with potent activity against single-, double-, and triple-mutant EGFR variants, including T790M and C797X, was shared in a poster presentation at the 34th ENA Symposium in Barcelona on October 26-28, 2022. We have initiated IND-enabling studies, and expect to file an IND application for this product candidate with the FDA in the fourth quarter of 2023. We plan to pursue initial clinical development as monotherapy in patients with C797X-mediated resistance after treatment with osimertinib, or another third-generation inhibitor, and then, assuming positive clinical data and subject to discussions with the FDA, expand into evaluation of combination treatment with other relevant modalities and, if clinical data support, target a broader second-line patient population to address the unmet need of patients who have been previously treated with osimertinib, but progress with either on-target or off-target resistance.

Our third program is a next-generation BCR-ABL TKI that we are designing to be potent, selective, and pan-variant—features that we believe would balance safety and efficacy—for patients with relapsed/refractory CML and Ph+ ALL. We expect to nominate a development candidate for this program by early 2024, with the goal of pursuing clinical development in patients with CML who have been previously treated with a second-generation TKI or have the T315I mutation, and in combination therapy for newly diagnosed patients with Ph+ ALL.

Since our inception in December 2017, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development activities, including with respect to THE-630 and THE-349. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have financed our operations primarily through the sale and issuance of our preferred stock and common stock including the net proceeds from the underwriters’ partial exercise of their option to purchase additional shares in our IPO and the sale and issuance of our common stock pursuant to our ATM Program in the first quarter of 2023. Upon the closing of the IPO, each outstanding share of our preferred stock automatically converted into one share of common stock.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more product candidates. Our net losses for the years ended December 31, 2022 and 2021 were $50.6 million and $27.3 million, respectively. As of December 31, 2022, we had an accumulated deficit of $112.2 million. We expect to continue to incur significant and increasing losses for the foreseeable future. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

●	advance the clinical development of THE-630;
●	advance THE-349, our BCR-ABL program and other compounds we may develop in the future from discovery through preclinical development and clinical trials;
●	seek marketing approvals for any product candidates that successfully complete clinical trials;
●	obtain, expand, maintain, defend and enforce our intellectual property portfolio;
●	hire additional clinical, regulatory and scientific personnel;
●	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	establish agreements with CROs, and CMOs; and
●	add operational, legal, compliance, financial and management information systems and personnel to support our research, product development and future commercialization efforts, as well as to support our operations as a public company.

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

As of December 31, 2022, we had cash, cash equivalents, and marketable securities of $211.8 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities, in addition to the proceeds raised through sales of our common stock pursuant to our ATM Program in the first quarter of 2023, will be sufficient to fund our operations and capital expenses into the third quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See section titled “—Liquidity and Capital Resources.”

Impact of COVID-19 on Our Business

The COVID-19 pandemic continues to evolve, and we will continue to monitor the COVID-19 situation, including the resurgence of cases relating to the spread of new variants. The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our CMOs, CROs, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is uncertain and subject to change. To the extent possible, we are conducting business as usual. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain and is subject to change.

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

Components of Our Results of Operations

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products or from other sources in the near future, if at all. If our development efforts for our product candidates, THE-630, THE-349, and our BCR-ABL program or any other product candidates that we may develop in the future are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.

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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase for the foreseeable future as we advance clinical development of our product candidates, THE-630, THE-349, our BCR-ABL program, and continue to discover and develop additional product candidates, expand our headcount and maintain, expand and enforce our intellectual property portfolio. If any product candidates enter into later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. There are numerous factors associated with the successful development and commercialization of any product candidates we may develop in the future, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development program and plans.

The successful development of our current product candidates, THE-630 and THE-349, and our BCR-ABL program or any product candidates we may develop in the future is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development and commercialization of THE-630, THE-349, our BCR-ABL program and any other product candidates we may develop. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of any current or future product candidate, if approved. This is due to the numerous risks and uncertainties associated with product development, including the uncertainty of:

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

Any changes in the outcome of any of these variables with respect to the development of THE-630, THE-349, our BCR-ABL program, or any other future product candidates in clinical and preclinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any clinical trials following the FDA’s acceptance and clearance of an IND application, we could be required to expend significant additional financial resources and time to complete clinical development than we currently expect. We may never obtain regulatory approval for any product candidates that we develop.

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

Other Income, Net

Other income, net primarily consists of interest income, which is earned on cash equivalents that generate interest on a monthly basis, and short-term and long-term marketable securities.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	YEAR ENDED DECEMBER 31,
	2022	2021	CHANGE
Operating expenses:
Research and development	$35,698	$18,328	$17,370
General and administrative	18,388	9,008	9,380
Total operating expenses	54,086	27,336	26,750
Loss from operations	(54,086)	(27,336)	(26,750)
Other income, net	3,478	28	3,450
Total other income, net	3,478	28	3,450
Net loss	$(50,608)	$(27,308)	$(23,300)

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021 (in thousands):

	YEAR ENDED DECEMBER 31,
	2022	2021	CHANGE
Direct research and development expenses by program:
Pan-variant KIT inhibitor (THE-630)	$7,965	$9,006	$(1,041)
Fourth-generation EGFR inhibitor (THE-349)	6,569	1,740	4,829
Discovery programs	3,959	1,132	2,827
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	15,517	5,922	9,595
Other	1,688	528	1,160
Total research and development expenses	$35,698	$18,328	$17,370

Research and development expenses were $35.7 million for the year ended December 31, 2022 compared to $18.3 million for the year ended December 31, 2021. The increase in research and development expenses was primarily attributable to the following:

●	a $1.0 million decrease in costs related to THE-630, primarily driven by a decrease in IND-enabling costs of $6.3 million and clinical start-up costs of $1.9 million in 2021, partially offset by an increase of clinical costs of $3.2 million, manufacturing costs of $3.9 million and other development costs of $0.1 million as we advanced THE-630 in the Phase 1 portion of the ongoing Phase 1/2 clinical trial;
●	a $4.8 million increase in costs related to THE-349, primarily driven by an increase in contract research expenses of $2.6 million as we completed lead optimization, and manufacturing costs of $2.2 million;
●	a $2.8 million increase in costs related to progress on our discovery programs, including an increase in contract research expenses of $3.1 million, partially offset by a decrease in the use of outside independent consultants of $0.3 million;
●	a $9.6 million increase in employee costs consisting of $4.4 million of stock-based compensation expense, and an increase in salary and benefit related expense of $5.2 million driven by an increase in headcount; and
●	a $1.2 million increase in unallocated research and development expenses primarily from an increase of $0.5 million in facilities, $0.5 million of IT costs and $0.2 million of other office and employee travel expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2022 and 2021 (in thousands):

	YEAR ENDED DECEMBER 31,
	2022	2021	CHANGE
Personnel-related expenses (including stock-based compensation)	$10,364	$4,744	$5,620
Facilities and supplies	585	113	472
Legal and professional fees	3,911	2,481	1,430
Other expenses	3,528	1,670	1,858
	$18,388	$9,008	$9,380

General and administrative expenses were $18.4 million for the year ended December 31, 2022, compared to $9.0 million for the year ended December 31, 2021. The increase in general and administrative expenses was primarily attributable to the following:

●	a $5.6 million increase in personnel-related costs primarily due to an increase in headcount, including an increase in stock-based compensation expense of $2.7 million, and an increase in salary and benefit related expense of $3.5 million, partially offset by a decrease in recruiting expense of $0.5 million;
●	a $1.4 million increase in legal and professional fees, primarily due to increased legal and audit expenses and other costs associated with operating as a growing public company; and
●	a $1.9 million increase in other expenses primarily due to increased insurance expense.

Total Other Income, Net

Total other income, net, was $3.5 million for the year ended December 31, 2022, and consisted of interest income of $2.8 million, and amortization and accretion in marketable securities earned of $0.7 million. During the year ended December 31, 2021, total other income, net, of $28,000 was recorded.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. As of December 31, 2022, we had cash, cash equivalents, and marketable securities of $211.8 million.

We have funded our operations primarily from sales of our preferred stock and common stock, including the net proceeds received from the underwriters’ partial exercise of their over-allotment option in our IPO.

On November 3, 2022, we filed a shelf registration statement on Form S-3 (File No. 333-268125), with the SEC, which was declared effective on November 10, 2022, or the Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. The Shelf Registration Statement also included a prospectus for “an at-the-market” program pursuant to which we may sell from time to time up to an aggregate of $100.0 million of shares of our common stock, under a Sales Agreement with Cantor Fitzgerald & Co., as Sales Agent. We will pay to the Sales Agent cash commissions of up to 3.0 percent of the aggregate gross proceeds of sales of common stock under the Sales Agreement.

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	YEAR ENDED DECEMBER 31,
	2022	2021
Net cash used in operating activities	$(32,945)	$(27,193)
Net cash used in investing activities	(117,294)	—
Net cash provided by financing activities	182	263,777
Net (decrease) increase in cash	$(150,057)	$236,584

Net Cash Used in Operating Activities

During the year ended December 31, 2022, net cash used in operating activities was $32.9 million, primarily due to our net loss of $50.6 million, uses of cash for our operating lease liability of $0.7 million, prepaid expenses and other current assets of $0.8 million, and amortization and accretion of marketable securities of $0.7 million, partially offset by $11.4 million of stock-based compensation expense, a $4.0 million change in accounts payable, a $1.2 million change in other assets, a $0.4 million change in non-cash operating lease expense, and a $3.0 million change in accrued expenses and other current liabilities.

During the year ended December 31, 2021, net cash used in operating activities was $27.2 million, primarily due to our net loss of $27.3 million and uses of cash for prepaid expenses and other current assets of $3.2 million and other assets of $2.5 million, partially offset by $4.4 million of stock-based compensation expense, and a $1.6 million change in accrued expenses and other current liabilities.

Net Cash Provided by Investing Activities

During the year ended December 31, 2022, net cash used in investing activities was $117.3 million, resulting from our net purchases and sales of $116.8 million of marketable securities, and purchases of property and equipment of $0.5 million. No cash was provided by or used in investing activities for the year ended December 31, 2021.

Net Cash Provided by Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $0.2 million, resulting entirely from proceeds received from the issuance of common stock under our employee stock purchase plan.

During the year ended December 31, 2021, net cash provided by financing activities was $263.8 million, resulting from proceeds of $99.9 million received from the issuance and sale of shares of our Series B Preferred Stock, net of issuance costs, $1.4 million in proceeds from the early exercise of stock options, and net proceeds of $162.5 million received in connection with the IPO.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue research and development and advance our THE-630 clinical trial and advance the preclinical development of our other programs, including THE-349 and our BCR-ABL program. Furthermore, we expect to continue to incur additional costs associated with operating as a public company including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

Based on our current operating plan, we believe that our cash, cash equivalents, and marketable securities of $211.8 million as of December 31, 2022, in addition to the proceeds raised from sales of our common stock pursuant to our ATM Program in the first quarter of 2023, will be sufficient to fund our operations and capital expenses into the third quarter of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

A change in the outcome of any of these or other variables with respect to the development of THE-630 or THE-349 or any product or development candidate we may develop in the future could significantly change the costs and timing associated with our development plans. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, which could include collaborations, strategic alliances or licensing arrangements. We currently have no credit facility or committed sources of capital. Adequate additional funds may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of such stockholders. Debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

Contractual Obligations

We did not have during the periods presented, and we do not currently have, any material contractual obligations, other than as described below. Refer to Note 9 in our consolidated financial statements included elsewhere in this Annual Report for further details.

License Agreement

We may incur contingent royalty payments that we are required to make under the ARIAD License Agreement, pursuant to which we have in-licensed certain intellectual property used to develop THE-630. Due to the uncertainty of the achievement and timing of the events requiring payment under the ARIAD License Agreement, the amounts to be paid by us are not fixed or determinable at this time. We are required to pay ARIAD royalties on all sales of licensed products, with such royalty percentages in the low- to mid-single digits of sales. We have not paid any royalties to date as we have no products commercially approved for sale.

Lease

On September 16, 2021, we entered into an operating lease agreement for 7,351 rentable square feet of office space located in Cambridge, Massachusetts. The premises required additional build-out at the time the lease agreement was entered into. The lease commenced in March 2022 when the space was made available for use. Upon lease commencement, we recorded a ROU asset of $4.7 million and a corresponding lease liability of $4.7 million. The lease has a term of seven years, expiring in March 2029, with a one-time option right to extend the term five additional years, subject to an increase in rent in accordance with the terms of the lease agreement. The option to extend the lease term is not reflected in the ROU asset and lease liability as it is not reasonably certain of being exercised. Lease payments are paid monthly. The initial annual base rent is approximately $0.8 million, subject to a 3% annual rent increase, plus an allocation of our proportionate share of building operating costs such as maintenance, utilities, and insurance that are treated as variable costs and excluded from the measurement of the lease. Pursuant to the terms of the lease agreement, we provided a security deposit in the form of a letter of credit in the amount of approximately $0.4 million upon signing, which is recognized as restricted cash within other assets on the consolidated balance sheets.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis is based on our consolidated financial statements, which have been prepared in accordance with US generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates.

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

Stock-Based Compensation

We measure stock-based compensation expense in accordance with ASC 718, Compensation — Stock Compensation (ASC 718), which requires that all stock-based awards granted to employees and non-employees, including stock options, restricted stock awards, and restricted stock units, be recognized in the consolidated statement of operations and comprehensive loss based on their grant date fair values. We estimate the fair value of stock options using the Black-Scholes option-pricing model. The fair values of restricted stock awards and restricted stock units are based on the fair value of our common stock on the date of grant. The grant date fair value of stock-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. We recognize forfeitures as they occur.

We estimate the fair value of stock options using the Black-Scholes option-pricing model which uses the following inputs: the fair value of our common stock, the expected term of our stock options, the expected volatility of our common stock, the risk-free interest rate for a period that approximates the expected term of our stock options, and our expected dividend yield. Certain assumptions used in our Black-Scholes option-pricing model represent management’s best estimates and involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective. If any assumptions change, our stock-based compensation expense could be materially different in the future.

These subjective assumptions are estimated as follows:

●	Fair value of common stock – The closing price of our common stock on the Nasdaq Global Select Market as reported on the date of grant.
●	Expected term – The expected term represents the period that stock-based awards are expected to be outstanding. We use the “simplified” method to calculate the expected term for awards that qualify as “plain-vanilla”, which deems the expected term to be the midpoint between the vesting date and the contractual life of the stock-based awards.
●	Expected volatility – Due to the lack of a public market for our common stock and a lack of company-specific historical and implied volatility data, we have based our computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to us, including stage of product development, life science industry focus, length of trading history and similar vesting provisions. The historical volatility data is calculated based on a period of time commensurate with the expected term assumption. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available or until circumstances change, such that the identified entities are no longer representative companies. In the latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation.

●	Risk-free interest rate – The risk-free interest rate is based on the US Treasury yield in effect at the time of grant for zero-coupon US Treasury notes with maturities approximately equal to the expected term of the awards.
●	Expected dividend yield – The expected dividend yield is assumed to be zero as we have never paid cash dividends on our common stock and have no plans to pay cash dividends on our common stock in the visible future.

Emerging Growth Company Status

In April 2012, the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company”, or an EGC, may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early.

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

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our common stock held by non-affiliates is more than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100.0 million during the most recently completed fiscal year and our common stock held by non-affiliates is more than $700.0 million measured on the last business day of our second fiscal quarter.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risks

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, for this reporting period and are not required to provide the information required under this item.

ITEM 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Theseus Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Theseus Pharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 9, 2023

Theseus Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	DECEMBER 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$94,605	$244,662
Short-term marketable securities	103,374	—
Prepaid expenses and other current assets	4,137	3,309
Total current assets	202,116	247,971
Property and equipment, net	416	11
Operating lease right-of-use asset	4,334	—
Long-term marketable securities	13,817	—
Other assets	1,764	2,947
Total assets	$222,447	$250,929
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,973	$1,002
Accrued expenses and other current liabilities	5,414	2,678
Operating lease liability, current portion	743	—
Total current liabilities	11,130	3,680
Operating lease liability, net of current portion	3,236	—
Restricted stock liability, net of current portion	466	815
Total liabilities	14,832	4,495
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 38,734,446 and 38,702,650 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	320,183	308,008
Accumulated deficit	(112,186)	(61,578)
Accumulated other comprehensive loss	(386)	—
Total stockholders’ equity	207,615	246,434
Total liabilities and stockholders' equity	$222,447	$250,929

The accompanying notes are an integral part of these consolidated financial statements.

Theseus Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2022	2021
Operating expenses:
Research and development	$35,698	$18,328
General and administrative	18,388	9,008
Total operating expenses	54,086	27,336
Loss from operations	(54,086)	(27,336)
Other income, net	3,478	28
Total other income, net	3,478	28
Net loss	$(50,608)	$(27,308)
Net loss attributable to common stockholders—basic and diluted	$(50,608)	$(27,308)
Weighted-average common stock outstanding—basic and diluted	38,490,104	9,631,818
Net loss per share attributable to common stockholders—basic and diluted	$(1.31)	$(2.84)

Comprehensive loss:
Net loss	$(50,608)	$(27,308)
Other comprehensive loss:
Unrealized loss on marketable securities	(386)	—
Total comprehensive loss	$(50,994)	$(27,308)

The accompanying notes are an integral part of these consolidated financial statements.

Theseus Pharmaceuticals, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	REDEEMABLE CONVERTIBLE PREFERRED
	STOCK							ACCUMULATED
	SERIES A		SERIES B		COMMON STOCK		ADDITIONAL	OTHER		TOTAL
	$0.0001 PAR VALUE		$0.0001 PAR VALUE		$0.0001 PAR VALUE		PAID-IN	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2020	16,734,179	$41,289	—	$—	882,789	$—	$—	$—	$(34,270)	(34,270)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $208	—	—	8,741,726	99,892	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(16,734,179)	(41,289)	(8,741,726)	(99,892)	25,475,905	3	141,178	—	—	141,181
Issuance of common stock upon closing of initial public offering, net of issuance costs of $16,285					11,172,190	1	162,469	—	—	162,470
Vesting of restricted stock	—	—	—	—	341,720	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	4,361	—	—	4,361
Net loss	—	—	—	—	—	—	—	—	(27,308)	(27,308)
Balance at December 31, 2021	—	$—	—	$—	37,872,604	$4	$308,008	$—	$(61,578)	$246,434
Vesting of restricted stock	—	—	—	—	374,084	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	144,137	—	581	—	—	581
Stock-based compensation	—	—	—	—	—	—	11,412	—	—	11,412
Issuance of common stock under employee stock purchase plan	—	—	—	—	31,796	—	182	—	—	182
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(386)	—	(386)
Net loss	—	—	—	—	—	—	—	—	(50,608)	(50,608)
Balance at December 31, 2022	—	$—	—	$—	38,422,621	$4	$320,183	$(386)	$(112,186)	$207,615

The accompanying notes are an integral part of these consolidated financial statements.

Theseus Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	YEAR ENDED DECEMBER 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(50,608)	$(27,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	50	2
Stock-based compensation expense	11,412	4,361
Amortization and accretion of marketable securities	(655)	—
Non-cash interest income	(83)	—
Non-cash operating lease expense	388	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(829)	(3,196)
Other assets	1,184	(2,525)
Accounts payable	3,971	(150)
Accrued expenses and other current liabilities	2,968	1,623
Operating lease liability	(743)	—
Net cash used in operating activities	(32,945)	(27,193)
Cash flows from investing activities:
Purchases of short-term and long-term marketable securities	(191,439)	—
Sales and maturities of short-term and long-term marketable securities	74,600	—
Purchases of property and equipment	(455)	—
Net cash used in investing activities	(117,294)	—
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions of $12,513	—	166,242
Payment of initial public offering costs	—	(3,752)
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs of $208	—	99,892
Proceeds from early exercise of options	—	1,395
Proceeds from issuance of common stock under employee stock purchase plan	182	—
Net cash provided by financing activities	182	263,777
Net (decrease) increase in cash and cash equivalents	(150,057)	236,584
Cash and cash equivalents at beginning of year	245,041	8,457
Cash and cash equivalents at end of period	$94,984	$245,041
Supplemental disclosure of cash flows:
Conversion of redeemable convertible preferred stock into common stock	$—	$141,181
Purchases of property and equipment in accounts payable	$—	$12
Deferred financing costs in accounts payable	$—	$19
Vesting of early exercised options	$581	$—
Obtaining a right-of-use asset in exchange for an operating lease liability	$4,721	$—

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the dates shown below:

	YEAR ENDED DECEMBER 31,
	2022	2021
Cash and cash equivalents	$94,605	$244,662
Restricted cash (included in other assets)	379	379
Total cash, cash equivalents, and restricted cash	$94,984	$245,041

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative US GAAP as found in the ASC and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2022, the Company had an accumulated deficit of $112.2 million. During the year ended December 31, 2022, the Company incurred a loss of $50.6 million and utilized $32.9 million of cash in operations. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities of $211.8 million at December 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from issuance of the accompanying consolidated financial statements.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Theseus Pharmaceuticals, Inc. and Theseus Securities Corporation, which is a Massachusetts subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Estimates and judgments are based on historical information and other market-specific or various relevant assumptions, including in certain circumstances, future projections, that management believes to be reasonable under the circumstances. Actual results could differ materially from estimates. Significant estimates and assumptions are used for, but not limited to, the accruals for research and development expenses, the incremental borrowing rate for determining the operating lease right-of-use (“ROU”) asset and lease liabilities, and for periods prior to the completion of the IPO, the determination of fair value of equity instruments, and the fair value of the preferred stock tranche rights and the anti-dilution right, and stock-based compensation expense.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and marketable securities. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash in financial institutions that it believes have high credit quality and have not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Such deposits have and will continue to exceed federally insured limits. The Company has not experienced any losses on its cash deposits. The Company’s short-term and long-term marketable securities are invested in high grade securities with limited concentration in any one issuer, and as a result, the Company believes represent minimal credit risk.

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

Cash and Cash Equivalents

Cash includes cash in readily available checking accounts. Cash is carried at cost, which approximates its fair value. The Company considers all highly liquid marketable securities with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents are carried at fair market value based on quoted prices for identical assets.

Restricted Cash

Restricted cash consists of a restricted cash deposit of $0.4 million which serves as collateral for a letter of credit issued to the landlord of the Company’s leased facility for a security deposit upon entering into the lease in September 2021. The Company classified this amount as restricted cash in the accompanying consolidated balance sheet within other assets as of December 31, 2022 and 2021.

Marketable Securities

All marketable securities have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Marketable securities with contractual maturities less than 12 months at the balance sheet date are considered short-term marketable securities. Those marketable securities with contractual maturities 12 months or greater at the balance sheet date are considered long-term marketable securities. Dividend and interest income are recognized in the Company’s consolidated statements of operations and comprehensive loss when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). The cost of the Company’s available-for-sale debt securities is adjusted for amortization of premium and accretion of discounts to maturity. The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in statements of operations, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income (loss).

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

Impairment of Long-lived Assets

Long-lived assets consist of property and equipment. The Company reviews the recoverability of its long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable, based on undiscounted cash flows. If such assets are considered to be impaired, an impairment loss is recognized and is measured as the amount by which the carrying amount of the assets exceed their estimated fair value, which is measured based on the projected discounted future net cash flows arising from the assets. There were no impairments for the years ended December 31, 2022 and 2021.

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

Stock-based Compensation

The Company’s stock-based compensation plan grants awards to employees and non-employees that may include stock options, restricted stock awards, restricted stock units, and other stock-based awards, and recognizes the expense in the consolidated statement of operations and comprehensive loss based on their grant date fair values. The fair values of stock options are estimated on the date of grant using the Black-Scholes option-pricing model. The fair values of restricted stock awards and restricted stock units are based on the fair value of the Company’s common stock on the date of grant. The estimated grant date fair value of stock-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The Company has performance-based vesting conditions in some of its awards, and all performance-based milestones have been met or waived as of December 31, 2021. The Company accounts for awards granted to non-employees using the same treatment as awards granted to employees. The Company recognizes forfeitures as they occur.

Estimating the fair value of stock options using the Black-Scholes option-pricing model requires the input of subjective assumptions including: the fair value of common stock, the expected term of stock options, the expected volatility of common stock, the risk-free interest rate for a period that approximates the expected term of stock options, and expected dividend yield. The fair value is the closing price of the Company’s common stock on the Nasdaq Global Select Market as reported on the date of grant. The expected term is estimated using the “simplified” method for awards that qualify as “plain-vanilla”, which deems the expected term to be the midpoint between the vesting date and the contractual life of the stock-based awards. For expected volatility, the Company based its computation on the historical volatility of a representative group of public companies with similar characteristics, including stage of product development, life science industry focus, length of trading history and similar vesting provisions. The risk-free interest rate is based on the US Treasury yield in effect at the time of grant for zero-coupon US Treasury notes with maturities approximately equal to the expected term of the awards. The expected dividend yield is assumed to be zero as the Company has never paid cash dividends on its common stock and has no plans to pay cash dividends on common stock in the visible future.

Certain assumptions used in the Black-Scholes option-pricing model represent management’s best estimates and involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective. If any assumptions change, the Company’s stock-based compensation expense could be materially different in the future.

The Company’s equity incentive plan allows for but does not require the inclusion of early exercise provisions in individual awards. The unvested shares of any restricted stock awards are held in escrow as the stock award vests or until award holder termination, whichever occurs first. In the event of a termination, the Company has the right of repurchase, at its option, the portion of unvested stock awards from the terminated award holder at their original issuance price. For all unvested stock option awards for which the award recipient has transferred cash to the Company prior to the vesting date, a liability is established related to the cash received for the unvested portion of the stock awards, which represents the Company’s obligation if all award holders were to be terminated.

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

The Company issues rights to employees to purchase common stock under the Theseus Pharmaceuticals, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). The purchase price of common stock under the Company’s ESPP is equal to 85% of the lesser of (i) the fair market value per share of common stock on the first trading day of an offering period and (ii) the fair market value per share of common stock on the purchase date. The fair value of the discounted purchases made under the ESPP is calculated using the Black-Scholes option-pricing model. The fair value of the look-back provision plus the 15% discount is recognized as compensation expense over the 180-day purchase period.

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

Redeemable Convertible Preferred Stock

Prior to the Company’s IPO, the Company’s redeemable convertible preferred stock was classified as temporary equity in the consolidated balance sheets and excluded from stockholders’ equity (deficit) as the potential redemption of such stock was outside the Company’s control. Upon the completion of the Company’s IPO on October 6, 2021, all outstanding shares of the Company’s redeemable convertible preferred stock converted into shares of the Company’s common stock.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders, including unrealized gains and losses on marketable securities. For the year ended December 31, 2022, the unrealized losses on marketable securities represent the only component of other comprehensive loss that is excluded from the reported net loss. For the year ended December 31, 2021, there were no differences between net loss and comprehensive loss.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its chief executive officer. The Company has determined it operates in a single operating segment and has one reportable segment. All long-lived assets of the Company reside in the US.

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

3. Fair Value of Financial Assets and Liabilities

The carrying values of other current assets, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these instruments. The Company’s marketable securities, which may include both short-term and long-term marketable securities consisting of high-quality, marketable debt instruments of corporations, are measured at fair value in accordance with the fair value hierarchy.

Assets measured at fair value on a recurring basis as of December 31, 2022 are as follows (in thousands):

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2022
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$6,846	$—	$—	$6,846
Commercial paper	—	3,989	—	3,989
Marketable Securities:
Commercial paper	—	25,187	—	25,187
Corporate debt securities	—	45,673	—	45,673
Asset-backed securities	—	13,574	—	13,574
Government securities	—	32,757	—	32,757
Total financial assets	$6,846	$121,180	$—	$128,026

As of the year ended December 31, 2021, there were no assets or liabilities measured at fair value. During the year ended December 31, 2022, there were no transfers between fair value levels.

4. Marketable Securities

The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its marketable securities to preserve principal and maintain liquidity. In accordance with the Company’s investment policy, it has invested funds in marketable securities as of December 31, 2022. The Company’s marketable securities are classified as available-for-sale investments.

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of marketable securities by types and classes of security at December 31, 2022 consisted of the following (in thousands):

	DECEMBER 31, 2022
	MATURITY	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	IN YEARS	COST	GAIN	LOSS	VALUE
Commercial paper	less than 1	$25,187	$—	$—	$25,187
Corporate debt securities	less than 1	39,071	9	(185)	38,895
Asset-backed securities	less than 1	8,555	2	(10)	8,547
Government securities	less than 1	30,892	8	(155)	30,745
Short-term marketable securities		$103,705	$19	$(350)	$103,374

Corporate debt securities	1 - 2	6,783	—	(5)	6,778
Asset backed securities	1 - 2	5,074	—	(47)	5,027
Government securities	1 - 2	2,015	—	(3)	2,012
Long-term marketable securities		$13,872	$—	$(55)	$13,817

The Company reviews its marketable securities to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. At December 31, 2022, the Company did not have any securities in material unrealized loss positions. The Company generally does not intend to sell any marketable securities prior to recovery of their amortized cost basis for any marketable securities in an unrealized loss position. Further, such marketable securities are invested in high grade securities. As such, the Company has classified these losses as temporary in nature.

The Company has determined that there were no material declines in fair value of its marketable securities due to credit-related factors as of December 31, 2022.

5. Property and Equipment

Property and equipment, net consisted of the following as of December 31, 2022 and 2021 (in thousands):

	DECEMBER 31,
	2022	2021
Computer equipment	$50	$12
Furniture and fixtures	341	—
Office equipment	76	—
Property and equipment	467	12
Less: accumulated depreciation	(51)	(1)
Property and equipment, net	$416	$11

Depreciation expense for each of the years ended December 31, 2022 and 2021 was approximately $50,000 and $2,000, respectively. There were no impairments recorded to date.

6. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2022 and 2021 (in thousands):

	DECEMBER 31,
	2022	2021
Accrued research and development	$1,498	$233
Accrued legal	164	199
Accrued compensation and benefits	3,130	1,353
Accrued other	273	313
Restricted stock liability, current	349	580
Total accrued expenses and other current liabilities	$5,414	$2,678

7. License Agreement

Agreement Description

In June 2018, the Company entered into a license agreement with ARIAD (the “ARIAD License Agreement”), for an exclusive, transferable (subject to certain restrictions), sublicensable (subject to certain conditions), worldwide license, under certain of ARIAD’s patent rights, know-how and compounds and a certain ARIAD chemical library, to develop, use, manufacture, market and commercialize certain compounds, and products that contain such compounds, that are therapeutically useful for the treatment of diseases and disorders in humans, including with respect to KIT (referred to as C-KIT, CD117 and stem cell factor receptor in the ARIAD License Agreement).

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

8. Leases

On July 19, 2021, the Company entered into a lease agreement for office space in Cambridge, Massachusetts, on a month-to-month basis, which was determined to be a short-term lease as the Company was not reasonably certain to extend the lease beyond twelve months. The Company recognized lease payments as incurred over the lease term, and recognized short-term lease expense of $0.2 million for each of the years ended December 31, 2022 and 2021.

On September 16, 2021, the Company entered into an operating lease agreement for 7,351 rentable square feet of office space in Cambridge, Massachusetts. The premises required additional build-out at the time the lease agreement was entered into. The lease commenced in March 2022 when the space was made available for use. Upon lease commencement, the Company recorded a ROU asset of $4.7 million and a corresponding lease liability of $4.7 million. The lease has a term of 7 years and an expiration date of March 22, 2029, with lease payments made on a monthly basis. The initial annual base rent is approximately $0.8 million, subject to a 3% annual rent increase, plus an allocation of the Company’s proportionate share of building operating costs such as maintenance, utilities, and insurance that are treated as variable costs and excluded from the measurement of the lease. The Company is entitled to one option to extend the lease term for an additional period of five years. The option to extend the lease term is not reflected in the ROU asset and lease liability as it is not reasonably certain of being exercised. Pursuant to the terms of the lease, the Company provided a security deposit in the form of a letter of credit in the amount of approximately $0.4 million upon signing, which is recognized as restricted cash within other assets on the consolidated balance sheets.

As of December 31, 2022, the weighted-average remaining lease term was 6.3 years, and the weighted-average discount rate was 9.1%.

The following table presents future lease payments under the terms of the Company’s operating leases as of December 31, 2022, including a reconciliation to the present value of operating lease liabilities recognized in the consolidated balance sheet (in thousands):

Fiscal Year	Operating Lease
2023	$774
2024	797
2025	821
2026	846
Thereafter	1,996
Total future minimum lease payments	5,234
Less: imputed interest	(1,255)
Present value of lease liabilities	$3,979

9. Commitments and Contingencies

Legal Proceedings

The Company may, from time to time, be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2022 and 2021, and no material legal proceedings are currently pending or, to the best of the Company’s knowledge, threatened.

Indemnification Agreements

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the indemnification agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners, in connection with any US patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

401(k) Plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation. Matching contributions to the 401(k) Plan may be made at the discretion of management. The Company contributed $0.4 million to the 401(k) Plan during the year ended December 31, 2022. There were no employer contributions made to the 401(k) Plan during the year ended December 31, 2021.

10. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue up to 50,000,000 shares of preferred stock, $0.0001 par value per share, as of December 31, 2022 and 2021. There were no shares of preferred stock outstanding as of December 31, 2022 and 2021.

Common Stock

The Company was authorized to issue up to 500,000,000 shares of common stock, $0.0001 par value per share, as of December 31, 2022 and 2021. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preference of the holders of any series of preferred stock.

Voting Rights

Each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote.

Dividends

Subject to preferences that may apply to shares of preferred stock outstanding at the time, the holders of outstanding shares of the Company’s common stock are entitled to receive dividends out of funds legally available if and when the Board, in its discretion, determines to issue dividends. As of December 31, 2022, no cash dividends have been declared or paid.

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

11. Stock-Based Compensation

Equity Incentive Plans

In September 2021, the Company adopted the Theseus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), which replaced the 2018 Stock Incentive Plan (the “2018 Plan”) and allows for the issuance of stock options, restricted stock awards, restricted stock units (“RSUs”), and other types of equity awards. No further awards were made under the 2018 Plan as of the effective date of the 2021 Plan. Any options or awards outstanding under the 2018 Plan are governed by their existing terms. On the first day of each fiscal year of the Company during the term of the Plan, commencing on January 1, 2023 and ending on (and including) January 1, 2031, the aggregate number of Common Shares that may be issued under the Plan shall automatically increase by a number equal to the lesser of (a) five percent (5%) of the total number of Common Shares actually issued and outstanding on the last day of the preceding fiscal year, or (b) a number of Common Shares determined by the Board. As of December 31, 2022 and 2021, the number of shares reserved for issuance upon the exercise of outstanding options was 9,132,930 and 9,094,083, respectively. Of those shares reserved for issuance, there were 1,843,494 and 3,930,440 shares available for future grant as of December 31, 2022 and 2021, respectively.

The 2021 Plan is administered by the Board (or its compensation committee), and the exercise prices, vesting and other restrictions for the awards are determined at the discretion of the Board, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the common stock on the date of grant. Stock options awarded under the 2021 Plan expire ten years after the grant date unless the Board sets a shorter term. Stock options granted to employees and nonemployees typically vest over four years. Shares of restricted stock awards granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over five years. Certain executives who are option holders are able to early exercise stock option awards prior to full satisfaction of the vesting conditions. If and when this occurs, the executive receives restricted common stock upon exercise of the option, and the shares remain subject to the Company’s right of repurchase until the remaining vesting terms are met. During the year ended December 31, 2021, options to purchase 345,930 shares of common stock were exercised early. As of

December 31, 2022 and December 31, 2021, the Company recognized $0.8 million and $1.4 million, respectively, as a liability related to the early exercise. The amount of remaining unvested shares related to the early exercise as of December 31, 2022 and December 31, 2021 were 201,793 and 345,930, respectively. There were no additional early exercises of options during the year ended December 31, 2022.

Employee Stock Purchase Plan

In September 2021, the Company’s board of directors adopted, and its stockholders approved, the ESPP, which became effective on October 6, 2021. The number of shares of common stock initially reserved for issuance under the ESPP is 400,000. In addition, on the first day of each fiscal year of the Company during the term of the ESPP, commencing on January 1, 2023 and concluding on January 1, 2041, the aggregate number of shares of common stock reserved for issuance under the ESPP shall automatically increase by a number equal to the lesser of (i) one percent (1%) of the total number of shares of common stock actually issued and outstanding on the last day of the preceding fiscal year, and (ii) a number of shares of common stock determined by the Company’s board of directors. Shares of common stock issued pursuant to the ESPP may be authorized but unissued shares or treasury shares. As of December 31, 2022, the number of shares of common stock that may be issued under the ESPP is 368,204.

The ESPP enables eligible employees to purchase shares of common stock of the Company at the end of each offering period at a price equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. Participation in the ESPP is voluntary. Eligible employees become participants in the ESPP by enrolling in the plan and authorizing payroll deductions. During the year ended December 31, 2022, 31,796 shares of common stock were issued under the ESPP, at an average price of $5.86 per share. Cash received from purchases under the ESPP for the year ended December 31, 2022 was $0.2 million. The Company recorded stock-based compensation expense related to the ESPP of $0.2 million for the year ended December 31, 2022.

Stock Option Valuation

The assumptions that the Company used in Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted for the years ended December 31, 2022 and 2021 are as follows:

	DECEMBER 31,
	2022	2021
Risk-free interest rate	1.60% - 4.20%	1.07%
Expected term (in years)	1.03 - 6.08	5.2 - 6.1
Expected volatility	78.00% - 90.51%	75.58% - 83.56%
Expected dividend yield	0.00%	0.00%

A summary of option activity under the Plans during the years ended December 31, 2022 and 2021 is as follows (in thousands except share, per share data and contractual terms):

		WEIGHTED-AVERAGE	WEIGHTED-AVERAGE
		PER-SHARE	REMAINING	AGGREGATE
	SHARES	EXERCISE PRICE	CONTRACTUAL TERM	INTRINSIC VALUE
Outstanding as of December 31, 2021	5,163,643	$4.31	9.29	$44,463
Granted	2,366,200	10.05
Forfeited	(272,057)	(8.29)
Outstanding as of December 31, 2022	7,257,786	$5.95	8.58	10,750.63
Options vested and exercisable as of December 31, 2022	2,367,914	$3.59	8.25	$5,736.58

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted-average grant date fair value of options granted during the year ended December 31, 2022 was $6.93. Stock-based compensation expense for options granted of $10.8 million was recorded as of December 31, 2022. As of December 31, 2022, there was $23.8 million of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.5 years as of December 31, 2022.

The total fair value of options vested as of December 31, 2022 and 2021 was $10.5 million and $2.4 million, respectively.

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

A summary of RSU activity during the year ended December 31, 2022 is as follows:

		WEIGHTED-AVERAGE
		PER-SHARE GRANT-DATE
	SHARES	FAIR VALUE
Unvested shares at December 31, 2021	—	$—
Granted	35,900	11.21
Forfeited	(4,250)	11.21
Unvested shares at December 31, 2022	31,650	$11.21

As of December 31, 2022, there was $0.2 million of unrecognized stock-based compensation expense related to unvested RSUs. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 3.2 years as of December 31, 2022. There were no RSUs granted during the year ended December 31, 2021.

Shares of Restricted Common Stock

The Company issued shares of restricted common stock to its founders in May 2018, which vest monthly over five years through 2023. At issuance, these shares also contained certain performance-based vesting criteria which were associated with the milestone events applicable to the formerly outstanding shares of Series A preferred stock, two of which were achieved in 2020. In conjunction with the termination of the Series A preferred stock purchase agreement, the final performance-based vesting criteria was waived, leaving only service-based vesting criteria remaining for the founders’ shares through the end of the requisite service period. As noted above, certain executives who are option holders are able to early exercise stock option awards prior to full satisfaction of the vesting conditions. If and when such exercise occurs, the executive receives shares of restricted common stock. Early exercise shares are included in the table below.

A summary of restricted stock activity under the Plan during the years ended December 31, 2022 and 2021 is as follows:

		WEIGHTED-AVERAGE
		PER-SHARE GRANT-DATE
	SHARES	FAIR VALUE
Unvested shares at December 31, 2021	830,046	$2.85
Vesting of restricted common stock	(518,221)	2.18
Unvested shares at December 31, 2022	311,825	$3.96

As of December 31, 2022, there was $1.2 million of unrecognized stock-based compensation expense related to unvested restricted stock. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 1.7 years as of December 31, 2022.

Stock-based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees during the years ended December 31, 2022 and 2021 was as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2022	2021
Research and development	$6,612	$2,250
General and administrative	4,800	2,111
	$11,412	$4,361

During the year ended December 31, 2022, the Company modified the terms of certain equity awards held by a departing employee, resulting in $1.8 million of stock-based compensation expense.

12. Income Taxes

The Company has not recorded a current or deferred tax provision for the years ended December 31, 2022 and 2021.

The effective income tax rate differed from the amount computed by applying the federal statutory rate to the Company’s loss before income taxes as follows:

	YEAR ENDED DECEMBER 31,
	2022	2021
Tax effected at statutory rate	21.0%	21.0%
State taxes	5.6	5.3
Stock compensation	(1.7)	(3.0)
Non-deductible expenses	(0.9)	—
Research and development credits	3.6	3.3
	27.6	26.6
Change in valuation allowance	(27.6)	(26.6)
Total	—%	—%

Deferred tax assets and liabilities consist of the following at December 31, 2022 and 2021 (in thousands):

	DECEMBER 31,
	2022	2021
Deferred Tax Assets
Net operating loss carryforwards	$12,957	$9,420
Research and development credits	2,670	916
Stock-based compensation expense	1,506	116
Accruals and reserves	717	367
Intangible assets	647	702
Operating lease liability	1,087	—
Capitalized research and development	7,238	—
Gross deferred tax assets	26,822	11,521
Deferred Tax Liabilities
Depreciation	$(114)	$(3)
Operating lease right-of-use asset	(1,184)	—
Gross deferred tax liabilities	(1,298)	(3)
Net deferred tax assets before valuation allowance	25,524	11,518
Valuation allowance	(25,524)	(11,518)
Net deferred tax asset	$—	$—

As required by ASC 740, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which is composed principally of net operating loss carryforwards. The Company has determined that it is more likely than not that the Company will not realize the benefits of its federal and state deferred tax assets, and, as a result, a valuation allowance of $25.5 million and $11.5 million has been established at 2022 and 2021, respectively. The change in the valuation allowance was $14.0 million and $7.3 million for the years ended December 31, 2022 and 2021.

Beginning in 2022, Tax Cuts and Jobs Act (“TCJA”) amended Section 174 and now requires US-based and non-U.S-based research and experimental (“R&E”) expenditures to be capitalized and amortized over a period of five or 15 years, respectively, for amounts paid in tax years starting after December 31, 2021. Prior to the TCJA amendment, Section 174 allowed taxpayers to immediately deduct R&E expenditures in the year paid or incurred. The Company has applied this required change in accounting method beginning in 2022 and the computation may be adjusted pending future IRS guidance.

The Company has incurred NOLs from inception. At December 31, 2022, the Company had federal and state NOL carryforwards of approximately $47.0 million and $48.9 million, respectively, available to reduce future taxable income. The federal NOLs are not subject to expiration and the state NOLs begin to expire in 2037. As of December 31, 2022, the Company also had federal and state research and development tax credit carryforwards of approximately $1.8 million and $1.0 million, respectively, to offset future income taxes, which will begin to expire beginning in December 2035.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percentage points, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed numerous financings since its inception, which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

The Company follows the provisions of ASC 740-10, “Accounting for Uncertainty in Income Taxes,” which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. As of December 31, 2022 and 2021, the Company had no unrecognized tax benefits. The company has not identified any uncertain positions with respect to the credit computations. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its statements of operations.

For the years ended December 31, 2022 and 2021, no estimated interest or penalties were recognized on uncertain tax positions. The Company does not expect any significant change in its uncertain tax positions in the next 12 months.

The Company files US federal and state income tax returns and is generally subject to income tax examinations by these authorities for all tax years after December 31, 2017. Currently, no federal or state income tax returns are under examination by the respective income tax authorities.

13. Net Loss Per Share

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except share and per share data):

	YEAR ENDED DECEMBER 31,
	2022	2021
Numerator:
Net loss	$(50,608)	$(27,308)
Net loss attributable to common stockholders - basic and diluted	$(50,608)	$(27,308)
Denominator:
Weighted-average common stock outstanding - basic and diluted	38,490,104	9,631,818
Net loss per share attributable to common stockholders - basic and diluted	$(1.31)	$(2.84)

The Company’s potentially dilutive securities, which include preferred stock, unvested restricted common stock, unvested RSUs and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at December 31, 2022 and 2021 because including them would have had an anti-dilutive effect:

	DECEMBER 31,
	2022	2021
Preferred Stock	—	—
Unvested restricted stock	311,825	830,046
Unvested RSUs	31,650	—
Options to purchase common stock	7,257,786	5,163,643
	7,601,261	5,993,689

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

15. Subsequent Events

Subsequent to December 31, 2022, the Company sold an aggregate of 4,816,301 shares of common stock pursuant to an “at-the-market” program for net proceeds of $49.1 million.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

None.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the 2022 Annual Meeting of Stockholders within 120 days after December 31, 2022 (the Proxy Statement), and is incorporated in this Annual Report on Form 10-K by reference.

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

Our independent public accounting firm is Ernst & Young LLP, Boston, Massachusetts, PCAOB Auditor ID 42.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements (included in Part II of this Annual Report on Form 10-K):
●	Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
●	Consolidated Balance Sheets
●	Consolidated Statements of Operations and Comprehensive Loss
●	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
●	Consolidated Statements of Cash Flows
●	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements

(b)	The following exhibits are included herein or incorporated herein by reference:

INDEX TO EXHIBITS

Exhibit No.	Description	Form	File No.	Referenced Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-40869	3.1	August 11, 2022

3.2	Amended and Restated Bylaws of Registrant.	10-Q	001-40869	3.2	August 11, 2022

4.1	Amended and Restated Investors’ Rights Agreement, dated January 22, 2021, by and among the Registrant and the other parties thereto.	S-1	333-259549	4.2	September 15, 2021

4.2	Description of Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-40869	4.2	March 10, 2022

10.1	Form of Indemnification Agreement.	S-1/A	333-259549	10.1	September 30, 2021

10.2	2018 Stock Plan.	S-1	333-259549	10.2	September 15, 2021

10.3	2021 Equity Incentive Plan and forms of equity agreements thereunder.	S-1/A	333-259549	10.3	September 30, 2021

10.4	2021 Employee Stock Purchase Plan and form of subscription agreement.	S-1/A	333-259549	10.4	September 30, 2021

10.5	Compensation Program for Non-Employee Directors.	S-1	333-259549	10.5	September 15, 2021

10.6+	License Agreement by and between ARIAD Pharmaceuticals, Inc. and the Registrant, dated as of June 13, 2018.	S-1	333-259549	10.6	September 15, 2021

10.7	Incentive Bonus Plan.	S-1	333-259549	10.7	September 15, 2021

10.8	Offer Letter, dated September 10, 2021, by and between the Registrant and Timothy P. Clackson.	S-1	333-259549	10.8	September 15, 2021

10.9	Offer Letter, dated September 10, 2021, by and between the Registrant and William C. Shakespeare.	S-1	333-259549	10.9	September 15, 2021

10.10	Offer Letter, dated September 10, 2021, by and between the Registrant and David C. Dalgarno.	S-1	333-259549	10.10	September 15, 2021

10.11	Offer Letter, dated September 10, 2021, by and between the Registrant and Victor M. Rivera.	S-1	333-259549	10.11	September 15, 2021

10.12	Offer Letter, dated September 10, 2021, by and between the Registrant and Bradford D. Dahms.	S-1	333-259549	10.12	September 15, 2021

10.13	Offer Letter, dated May 25, 2021, by and between the Registrant and Kathy Yi.	S-1	333-259549	10.13	September 15, 2021

10.14	Offer Letter, dated July 1, 2021, by and between the Registrant and Iain D. Dukes.	S-1	333-259549	10.14	September 15, 2021

10.15	Lease Agreement, dated September 16, 2021, by and between Theseus Pharmaceuticals, Inc. and MIT 314 Main Street Leasehold LLC.	S-1/A	333-259549	10.15	September 30, 2021

10.16	Controlled Equity OfferingSM Sales Agreement, dated as of November 3, 2022, between the Registrant and Cantor Fitzgerald & Co.	S-3	333-268125	1.2	November 3, 2022

21.1	Subsidiaries of the Registrant.					X

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (contained in the signature page to this Annual Report)					X

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

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

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

THESEUS PHARMACEUTICALS, INC.

Date: March 9, 2023	By:	/s/ Timothy Clackson, Ph.D.
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

Signature	Title	Date

/s/ Timothy Clackson, Ph.D. Timothy Clackson, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2023

/s/ Bradford Dahms Bradford Dahms	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2023

/s/ Iain D. Dukes, D.Phil. Iain D. Dukes, D.Phil.	Chairman and Director	March 9, 2023

/s/ Carl L. Gordon, Ph.D, CFA Carl L. Gordon, Ph.D, CFA	Director	March 9, 2023

/s/ Donald J. Hayden Donald J. Hayden	Director	March 9, 2023

/s/ Michael E. Rome, Ph.D. Michael E. Rome, Ph.D.	Director	March 9, 2023

/s/ Steven Stein, M.D. Steven Stein, M.D.	Director	March 9, 2023

/s/ Kathy Y. Yi Kathy Y. Yi	Director	March 9, 2023