Form 10-Q
period 2023-03-31
Theseus Pharmaceuticals, Inc.
filed 2023-05-11
CIK 1745020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number: 001-40869
_______________________________________
THESEUS PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in its Charter)
_______________________________________

Delaware	83-0712806
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

314 Main Street Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (857) 400-9491
_______________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	THRX	The Nasdaq Global Market, LLC (Nasdaq Global Select Market)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2023, the registrant had 43,576,534 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or Quarterly Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as information included in oral statements or other written statements made or to be made by us, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” and similar expressions are intended to identify forward-looking statements.
Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
•the ability of our preclinical studies and clinical trials to demonstrate safety and efficacy of product candidates and other positive results;
•the initiation, timing, progress, results and cost of our research and development programs and our current and future preclinical studies and clinical trials for current product candidates and other product candidates we may develop, and related preparatory work;
•the timing, scope and likelihood of regulatory filings and approvals, including timing of investigational new drug applications and final approval by the US Food and Drug Administration, or the FDA, of our current product candidates and any future product candidates we may develop;
•our ability to develop and advance our current product candidates and development programs into, and successfully complete, clinical trials;
•our manufacturing, commercialization, and marketing capabilities and strategy;
•our plans relating to commercializing product candidates, if approved, including the geographic areas of focus and sales strategy;
•the need to hire additional personnel and our ability to attract and retain such personnel;
•the size of the market opportunity for our product candidates and development programs, including our estimates of the number of patients who suffer from the diseases we are targeting;
•our competitive position and the success of competing therapies that are or may become available;
•the beneficial characteristics, and the potential safety, efficacy and therapeutic effects of product candidates;
•the potential advantages of our integrated research and development approach;
•existing regulations and laws and regulatory developments in the United States, Europe and other jurisdictions;
•our expectations regarding the impact of the COVID-19 pandemic on our business and the timing and enrollment of our clinical trials;
•our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our current product candidates and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;

•our continued reliance on third parties to conduct additional preclinical studies and clinical trials of product candidates;
•our ability to contract with third-party suppliers and manufacturers for the manufacture of product candidates for preclinical studies and clinical trials and their ability to perform timely and adequately as a result of supply chain constraints or otherwise;
•our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize product candidates;
•the pricing and reimbursement of current product candidates and other product candidates we may develop, if approved;
•the rate and degree of market acceptance and clinical utility of current product candidates and other product candidates we may develop;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our anticipated use of our existing cash resources and use of proceeds from sales of our common stock in “at-the-market” offerings and the period over which such proceeds, together with existing cash, will be sufficient to meet our operating needs;
•our financial performance;
•the period over which we estimate our existing cash, cash equivalents, and marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements;
•our expectations regarding the period during which we will remain an emerging growth company, or EGC, under the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act;
•developments relating to our competitors, our industry or the economy, the impact of the instability in the global financial markets and the disruptions of the financial services industry; and
•other risks and uncertainties, including those listed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or the SEC, on March 9, 2023, or the Annual Report.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Theseus Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	MARCH 31, 2023	DECEMBER 31, 2022
Assets
Current assets:
Cash and cash equivalents	$109,698	$94,605
Short-term marketable securities	126,936	103,374
Prepaid expenses and other current assets	5,763	4,137
Total current assets	242,397	202,116
Property and equipment, net	407	416
Operating lease right-of-use asset	4,198	4,334
Long-term marketable securities	6,979	13,817
Other assets	1,639	1,764
Total assets	$255,620	$222,447
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,185	$4,973
Accrued expenses and other current liabilities	3,691	5,414
Operating lease liability, current portion	748	743
Total current liabilities	6,624	11,130
Operating lease liability, net of current portion	3,129	3,236
Restricted stock liability, net of current portion	379	466
Total liabilities	10,132	14,832
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 43,576,534 and 38,734,446 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	372,415	320,183
Accumulated deficit	(126,772)	(112,186)
Accumulated other comprehensive loss	(159)	(386)
Total stockholders’ equity	245,488	207,615
Total liabilities and stockholders’ equity	$255,620	$222,447
The accompanying notes are an integral part of these condensed consolidated financial statements.

Theseus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Operating expenses:
Research and development	$12,401	$6,548
General and administrative	4,654	4,031
Total operating expenses	17,055	10,579
Loss from operations	(17,055)	(10,579)
Other income, net	2,469	82
Total other income, net	2,469	82
Net loss	$(14,586)	$(10,497)
Net loss attributable to common stockholders—basic and diluted	$(14,586)	$(10,497)
Weighted-average common stock outstanding—basic and diluted	42,371,206	38,247,970
Net loss per share attributable to common stockholders—basic and diluted	$(0.34)	$(0.27)

Comprehensive loss:
Net loss	$(14,586)	$(10,497)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	$227	$(129)
Total comprehensive loss	$(14,359)	$(10,626)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Theseus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance at December 31, 2022	38,422,621	$4	$320,183	$(386)	$(112,186)	$207,615
Vesting of restricted stock	66,015	—	—	—	—	—
Stock-based compensation	—	—	2,993	—	—	2,993
Vesting of early exercised options	21,620	—	87	—	—	87
Issuance of common stock upon exercise of stock options	17,880	—	48	—	—	48
Vesting of restricted stock units, less shares withheld and retired to satisfy tax obligations	7,907	—	—	—	—	—
Issuance of common stock, net of issuance costs of $1,343	4,816,301	—	49,104	—	—	49,104
Unrealized gain on marketable securities	—	—	—	227	—	227
Net loss	—	—	—	—	(14,586)	(14,586)
Balance at March 31, 2023	43,352,344	$4	$372,415	$(159)	$(126,772)	$245,488

Balance at December 31, 2021	37,872,604	$4	$308,008	$—	$(61,578)	$246,434
Vesting of restricted stock	85,431	—	—	—	—	—
Stock-based compensation	—	—	2,044	—	—	2,044
Unrealized (loss) on marketable securities	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	(10,497)	(10,497)
Balance at March 31, 2022	37,958,035	$4	$310,052	$(129)	$(72,075)	$237,852
The accompanying notes are an integral part of these condensed consolidated financial statements.

Theseus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,586)	$(10,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	20	1
Stock-based compensation expense	2,993	2,044
Amortization and accretion of marketable securities	(813)	2
Non-cash interest income	80	(162)
Non-cash operating lease expense	135	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,961)	394
Other assets	125	98
Accounts payable	(2,799)	423
Accrued expenses and other current liabilities	(1,723)	13
Operating lease liability	(101)	—
Net cash used in operating activities	(18,630)	(7,684)
Cash flows from investing activities:
Purchases of short-term and long-term marketable securities	(56,640)	(90,670)
Sales and maturities of short-term and long-term marketable securities	40,877	—
Purchases of property and equipment	—	(27)
Net cash used in investing activities	(15,763)	(90,697)
Cash flows from financing activities:
Proceeds from issuance of common stock through ATM sales, net of offering costs	49,438	—
Proceeds from exercise of stock options	48	—
Net cash provided by financing activities	49,486	—
Net increase (decrease) in cash, cash equivalents and restricted cash	15,093	(98,381)
Cash, cash equivalents and restricted cash at beginning of year	94,984	245,041
Cash, cash equivalents and restricted cash at end of period	$110,077	$146,660
Supplemental disclosure of cash flows:
Obtaining a right-of-use asset in exchange for an operating lease liability	$—	$4,721
Purchases of property and equipment in accounts payable	$11	$—
The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the dates shown below:

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Cash and cash equivalents	$109,698	$146,281
Restricted cash (included in other assets)	379	379
Total cash, cash equivalents, and restricted cash	$110,077	$146,660
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
Basis of Presentation
The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative US GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
The accompanying condensed consolidated financial statements and footnotes to the condensed consolidated financial statements have been prepared on the same basis as the most recently audited annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2023 and the results of its operations and its cash flows for the interim periods presented. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022.
Liquidity
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. The Company’s product candidates and development programs will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Because of the numerous risks and uncertainties associated with product development, the Company is unable to predict the timing or amount of increased expenses, or when or if the Company will be able to achieve or maintain profitability. Even if the Company is able to generate revenue from product sales, the Company may not become profitable. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then the Company may be unable to continue its operations at planned levels and be forced to reduce or terminate its operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future.
In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2023, the Company had an accumulated deficit of $126.8 million. During the three months ended March 31, 2023, the Company incurred a loss of $14.6 million and utilized $18.6 million of cash in operations. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities of $243.6 million at March 31, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from issuance of the accompanying condensed consolidated financial statements.

2. Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the accompanying condensed consolidated financial statements are described in the Company’s audited consolidated financial statements, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2023 (“Annual Report”). There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2023, except as noted below.
Unaudited Interim Financial Information
The accompanying condensed consolidated financial statements and the accompanying notes as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2023 and the results of its operations for the three months ended March 31, 2023 and 2022 and its cash flows for the three months ended March 31, 2023 and 2022.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Estimates and judgments are based on historical information and other market-specific or various relevant assumptions, including in certain circumstances, future projections, that management believes to be reasonable under the circumstances. Actual results could differ materially from estimates. Significant estimates and assumptions are used for, but not limited to, the accruals for research and development expenses.
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
In June 2016, the FASB issued ASU No. 2016‑13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which has been subsequently amended (“ASU 2016‑13”). This updated accounting guidance significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on trade receivables, loans and other financial instruments. This update is effective for the Company’s fiscal year beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this new standard on January 1, 2023, and the adoption had no material impact on the Company's consolidated financial statements.

3. Fair Value Measurements
The carrying values of other current assets, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these instruments. The Company’s marketable securities, which may include both short-term and long-term marketable securities consisting of high-quality, marketable debt instruments of corporations are measured at fair value in accordance with the fair value hierarchy.
Assets measured at fair value on a recurring basis are as follows (in thousands):

	FAIR VALUE MEASUREMENTS AT MARCH 31,2023
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$31,910	$—	$—	$31,910
Marketable securities:
Commercial paper	—	49,206	—	49,206
Corporate debt securities	—	30,518	—	30,518
Asset-backed securities	—	9,425	—	9,425
Government securities	—	44,766	—	44,766
Total financial assets	$31,910	$133,915	$—	$165,825

	FAIR VALUE MEASUREMENTS AT DECEMBER 31,2022
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$6,846	$—	$—	$6,846
Commercial paper	—	3,989	—	3,989
Marketable securities:
Commercial paper	—	25,187	—	25,187
Corporate debt securities	—	45,673	—	45,673
Asset-backed securities	—	13,574	—	13,574
Government securities	—	32,757	—	32,757
Total financial assets	$6,846	$121,180	$—	$128,026
During the three months ended March 31, 2023 and the year ended December 31, 2022, there were no transfers between fair value levels.
4. Marketable Securities
The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its marketable securities to preserve principal and maintain liquidity. In accordance with the Company’s investment policy, it has invested funds in marketable securities as of March 31, 2023 and December 31, 2022. The Company’s marketable securities are classified as available-for-sale investments.
The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of marketable securities by types and classes of security consisted of the following (in thousands):

	MARCH 31, 2023
	MATURITY IN YEARS	AMORTIZED COST	UNREALIZED GAIN	UNREALIZED LOSS	FAIR VALUE
Commercial paper	less than 1	$49,206	$—	$—	$49,206
Corporate debt securities	less than 1	28,599	7	(95)	28,511
Asset-backed securities	less than 1	4,462	—	(9)	4,453
Government securities	less than 1	44,807	49	(90)	44,766
Short-term marketable securities		$127,074	$56	$(194)	$126,936

Corporate debt securities	1 - 2	1,993	14	—	2,007
Asset backed securities	1 - 2	5,007	—	(35)	4,972
Long-term marketable securities		$7,000	$14	$(35)	$6,979

	DECEMBER 31, 2022
	MATURITY IN YEARS	AMORTIZED COST	UNREALIZED GAIN	UNREALIZED LOSS	FAIR VALUE
Commercial paper	less than 1	$25,187	$—	$—	$25,187
Corporate debt securities	less than 1	39,071	9	(185)	38,895
Asset-backed securities	less than 1	8,555	2	(10)	8,547
Government securities	less than 1	30,892	8	(155)	30,745
Short-term marketable securities		$103,705	$19	$(350)	$103,374

Corporate debt securities	1 - 2	6,783	—	(5)	6,778
Asset backed securities	1 - 2	5,074	—	(47)	5,027
Government securities	1 - 2	2,015	—	(3)	2,012
Long-term marketable securities		$13,872	$—	$(55)	$13,817
The Company has recorded marketable securities at fair value in its condensed consolidated balance sheets and unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold or securities that reached maturity date. The amount of realized gains and losses reclassified into earnings have not been material to the Company’s condensed consolidated statements of operations. The Company generally does not intend to sell any marketable securities prior to recovery of their amortized cost basis for any marketable securities in an unrealized loss position.
The Company has determined that there were no material declines in fair value of its marketable securities due to credit-related factors as of March 31, 2023 and December 31, 2022.

5. Property and Equipment, net
Property and equipment, net consisted of the following as of March 31, 2023 and as of December 31, 2022 (in thousands):

	MARCH 31, 2023	DECEMBER 31, 2022
Computer equipment	$50	$50
Furniture and fixtures	341	341
Office equipment	87	76
Property and equipment	478	467
Less: accumulated depreciation	(71)	(51)
Property and equipment, net	$407	$416
Depreciation expense for the three months ended March 31, 2023 and 2022 was approximately $20,153 and $1,000, respectively. There were no impairments recorded to date.
6. Accrued Expenses
Accrued expenses consisted of the following as of March 31, 2023 and as of December 31, 2022 (in thousands):

	MARCH 31, 2023	DECEMBER 31, 2022
Accrued research and development	$1,679	$1,498
Accrued legal	184	164
Accrued compensation and benefits	1,188	3,130
Accrued other	291	273
Restricted stock liability, current	349	349
Total accrued expenses and other current liabilities	$3,691	$5,414
7. License Agreement
During the three months ended March 31, 2023, there were no changes to the Company’s license agreement with ARIAD Pharmaceuticals, Inc. (“ARIAD”). For a summary of the terms of the license agreement, including the Company’s accounting treatment, please refer to Note 7 to the Company’s audited consolidated financial statements for the year ended December 31, 2022, included in the Company’s Annual Report.

8. Leases
The following table presents future lease payments under the terms of the Company’s operating leases as of March 31, 2023, including a reconciliation to the present value of operating lease liabilities recognized in the condensed consolidated balance sheet (in thousands):

Fiscal Year	Operating Lease
Remainder of 2023	$585
2024	797
2025	821
2026	846
Thereafter	1,995
Total future minimum lease payments	5,044
Less: imputed interest	(1,167)
Present value of lease liabilities	$3,877
9. Commitments and Contingencies
Legal Proceedings
The Company may from time to time be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2023, and no material legal proceedings are currently pending or, to the best of the Company’s knowledge, threatened.
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
401(k) Plan
The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of management. The Company contributed $0.2 million to the 401(k) Plan during the three months ended March 31, 2023. There was $0.4 million in employer contributions made to the 401(k) Plan during the year ended December 31, 2022.
10. Stockholders’ Equity
Preferred Stock
The Company was authorized to issue up to 50,000,000 shares of preferred stock, $0.0001 par value per share, as of March 31, 2023 and December 31, 2022, respectively. There were no shares of preferred stock outstanding as of March 31, 2023 and December 31, 2022, respectively.

Common Stock
The Company was authorized to issue 500,000,000 shares of common stock, $0.0001 par value per share, as of March 31, 2023 and as of December 31, 2022, respectively. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preference of the holders of any series of preferred stock.
Voting Rights
Each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote.
Dividends
Subject to preferences that may apply to shares of preferred stock outstanding at the time, the holders of outstanding shares of the Company’s common stock are entitled to receive dividends out of funds legally available if and when the Board, in its discretion, determines to issue dividends. As of March 31, 2023, no cash dividends have been declared or paid.
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
11. Stock-Based Compensation
Equity Incentive Plans
In September 2021, the Company adopted the Theseus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), which replaced the 2018 Stock Incentive Plan (the “2018 Plan”) and allows for the issuance of stock options, restricted stock awards, restricted stock units (“RSUs”), and other types of equity awards. No further awards were made under the 2018 Plan as of the effective date of the 2021 Plan. Any options or awards outstanding under the 2018 Plan are governed by their existing terms. On the first day of each fiscal year of the Company during the term of the Plan, commencing on January 1, 2023 and ending on (and including) January 1, 2031, the aggregate number of Common Shares that may be issued under the Plan shall automatically increase by a number equal to the lesser of (a) five percent (5%) of the total number of Common Shares actually issued and outstanding on the last day of the preceding fiscal year, or (b) a number of Common Shares determined by the Board. As of March 31, 2023 and December 31, 2022, the number of shares of common stock reserved for issuance were 11,043,865 and 9,132,930 shares, respectively. Of those shares reserved for issuance, there were 2,038,026 and 1,843,494 shares available for future grant as of March 31, 2023 and December 31, 2022, respectively.
The 2021 Plan is administered by the Board (or its compensation committee), and the exercise prices, vesting and other restrictions for the awards are determined at the discretion of the Board, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the common stock on the date of grant. Stock options awarded under the 2021 Plan expire ten years after the grant date unless the Board sets a shorter term. Stock options and restricted stock units granted to employees and non-employees typically vest over four years. Shares of restricted common stock awards granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over five years. Certain executives who are option holders are able to early exercise stock option awards prior to full satisfaction of the vesting conditions. If and when this occurs, the executive receives restricted common stock upon exercise of the option, and the shares remain subject to the Company’s right of repurchase until the remaining vesting terms are met. During the year ended December 31, 2021, options to purchase 345,930 shares of common stock were exercised early. As of March 31, 2023 and December 31, 2022, the Company recognized $0.7 million and $0.8 million, respectively, as a liability related to the early exercise. The amount of remaining unvested shares related to the early exercise as of March 31, 2023 and December 31, 2022 were 180,173 and 201,793, respectively. There were no additional early exercises of options during the three months ended March 31, 2023.
Employee Stock Purchase Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the "ESPP"), which became effective on October 6, 2021. The number of shares of common stock initially reserved for issuance under the ESPP was 400,000. In addition, on the first day of each fiscal year of the Company during the term of the ESPP, commencing on January 1, 2023 and concluding on January 1, 2041, the aggregate number of shares of common stock reserved for issuance under the ESPP shall automatically increase by a number equal to the lesser of (i) one percent (1%) of the total number of shares of common stock actually issued and outstanding on the last day of the preceding fiscal year, and (ii) a number of shares of common stock determined by the Company’s board of directors. The ESPP enables eligible employees to purchase shares of common stock of the Company at the end of each offering period at a price equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. As of March 31, 2023, the number of shares of common stock that may be issued under the ESPP is 755,548.
Stock Option Valuation
The assumptions that the Company used in Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted are as follows:

	FOR THE THREE MONTHS ENDED MARCH 31, 2023	FOR THE YEAR ENDED DECEMBER 31, 2022
Risk-free interest rate	3.54% - 3.99%	1.60% - 4.20%
Expected term (in years)	6.08 - 6.08	1.03 - 6.08
Expected volatility	88.75% - 89.15%	78.00% - 90.51%
Expected dividend yield	0%	0%
A summary of option activity under the 2021 Plan during the three months ended March 31, 2023, is as follows (in thousands except share, per share data and contractual terms):

	SHARES	WEIGHTED-AVERAGE PER-SHARE EXERCISE PRICE	WEIGHTED-AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding as of December 31, 2022	7,257,786	$5.95	8.58	$10,751
Granted	1,424,630	11.40
Exercised	(17,880)	2.70
Outstanding as of March 31, 2023	8,664,536	$6.85	8.59	27,995
Options vested and exercisable as of March 31, 2023	3,085,309	$4.68	8.13	$15,174
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.
The weighted-average per share grant date fair value of options granted during the three months ended March 31, 2023 and 2022 was $8.63 and $7.68, respectively. As of March 31, 2023, there was $33.5 million of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.6 years as of March 31, 2023.

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
A summary of RSU activity during the three months ended March 31, 2023 is as follows:

	SHARES	WEIGHTED-AVERAGE PER-SHARE GRANT-DATE FAIR VALUE
Unvested shares at December 31, 2022	31,650	$11.21
Granted	317,560	8.84
Vested and released	(7,907)	11.21
Unvested shares at March 31, 2023	341,303	$9.00
As of March 31, 2023, there was $3.0 million of unrecognized stock-based compensation expense related to unvested RSUs. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 3.9 years as of March 31, 2023.
Shares of Restricted Common Stock
The Company issued shares of restricted common stock to its founders in May 2018, which vest monthly over five years through May 2023. At issuance, these shares also contained certain performance-based vesting criteria which were associated with the milestone events applicable to the formerly outstanding shares of Series A preferred stock, two of which were achieved in 2020. In conjunction with the termination of the Series A preferred stock purchase agreement, the final performance-based vesting criteria was waived, leaving only service-based vesting criteria remaining for the founders’ shares through the end of the requisite service period. As noted above, certain executives who are option holders are able to early exercise stock option awards prior to full satisfaction of the vesting conditions. If and when such exercise occurs, the executive receives shares of restricted common stock. Early exercise shares are included in the table below.
A summary of restricted common stock activity during the three months ended March 31, 2023 is as follows:

	SHARES	WEIGHTED-AVERAGE PER-SHARE GRANT-DATE FAIR VALUE
Unvested shares at December 31, 2022	311,825	$3.96
Vesting of restricted common stock	(87,635)	2.02
Unvested shares at March 31, 2023	224,190	$4.72
As of March 31, 2023, there was $1.1 million of unrecognized stock-based compensation expense related to unvested restricted common stock. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 1.7 years as of March 31, 2023.

Stock-based Compensation Expense
Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees during the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Research and development	$1,520	$1,008
General and administrative	1,473	1,036
	$2,993	$2,044
12. Income Taxes
Income taxes for the three months ended March 31, 2023 and 2022 have been calculated based on an estimated annual effective tax rate and certain discrete items. For the three months ended March 31, 2023 and 2022, no income tax was recorded, as the Company recognized losses and maintains a full valuation allowance against its net deferred tax assets. The Company has never been examined by the Internal Revenue Service or any other jurisdiction for any tax years and, as such, all years within the applicable statutes of limitations are potentially subject to audit.
13. Net Loss Per Share
Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except share and per share data):

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Numerator:
Net loss	$(14,586)	$(10,497)
Net loss attributable to common stockholders - basic and diluted	$(14,586)	$(10,497)
Denominator:
Weighted-average common stock outstanding - basic and diluted	42,371,206	38,247,970
Net loss per share attributable to common stockholders - basic and diluted	$(0.34)	$(0.27)
The Company’s potentially dilutive securities, which include preferred stock, unvested restricted common stock, unvested RSUs and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2023 and 2022 because including them would have had an anti-dilutive effect:

	MARCH 31,
	2023	2022
Unvested restricted stock	224,190	744,615
Unvested RSUs	341,303	35,900
Options to purchase common stock	8,664,536	6,820,843
	9,230,029	7,601,358

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes, included in our Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report includes forward-looking statements that involve risks and uncertainties, such as statements of our plans, strategies, objectives, expectations, and intentions. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements.
Overview
Theseus Pharmaceuticals, Inc. (we, us, or the Company) is a clinical-stage biopharmaceutical company focused on improving the lives of cancer patients through the discovery, development and commercialization of transformative targeted therapies. Our product candidates and development programs are designed to address drug resistance mutations in key driver oncogenes, which are mutated genes that cause cancer. Resistance mutations limit the efficacy of existing targeted therapies by rendering tumor cells unresponsive to drugs, and therefore present a critical challenge in cancer treatment today. Our initial focus is on developing the next generation of tyrosine kinase inhibitors, or TKIs, and is rooted in the critical role that tyrosine kinases play in the development of cancer. Despite the commercial success of approved TKIs, the development of drug resistance is a persistent limitation, narrowing the number of effective treatment options available to patients as they progress through subsequent lines of therapy.
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
Our most advanced product candidate, THE-630, is a pan-variant inhibitor of all major classes of activating and resistance mutations of the KIT kinase for the treatment of gastrointestinal stromal tumors, or GIST, a type of cancer most often characterized by oncogenic activation of KIT. GIST is the most common sarcoma of the gastrointestinal tract and often initiates in the stomach or small intestines. We are currently enrolling patients in a Phase 1/2 dose escalation and dose expansion clinical trial for the evaluation of THE-630 in patients with advanced GIST whose disease has developed resistance to prior KIT-targeting therapies. As of March 31, 2023, we were enrolling patients in cohort 7 of the dose escalation portion of the clinical trial, with all seven planned Phase 1 sites in the US open and enrolling patients. We expect to present initial data from the Phase 1 dose escalation portion of the clinical trial in the second quarter of 2023, and to report additional data from the dose escalation trial in the fourth quarter of 2023. The primary objective of the Phase 1 dose escalation portion of the trial is to evaluate the safety profile of THE-630, including the determination of a recommended Phase 2 dose, or RP2D, in GIST patients who have received imatinib and at least one other TKI. Secondary objectives include determining the pharmacokinetic, or PK, profile of THE-630, characterizing preliminary evidence of anti-tumor activity of THE-630. Once an RP2D is determined, the trial will transition into the Phase 2 portion consisting of three expansion cohorts in patients with second-line GIST, third or fourth-line GIST, and fifth (or greater) line GIST. The Phase 2 dose expansion portion is expected to include sites in the United States and Europe. The FDA has granted orphan drug designation to THE-630 for the treatment of GIST.
Our second product candidate is THE-349, a fourth-generation epidermal growth factor receptor, or EGFR, inhibitor for the treatment of non-small cell lung cancer, or NSCLC. THE-349 is designed to address on-target treatment resistance to existing EGFR inhibitors by targeting the common activating mutations in exons 19 and 21 alone or in combination with the most frequently observed resistance mutations, T790M and C797X. Preclinical characterization of THE-349 as central nervous system, or CNS active, and mutant-selective inhibitor with potent activity against single-, double-, and triple-mutant EGFR variants, including T790M and C797X, was shared in a poster presentation at the 34th EORTC-NCI-AACR, or ENA, Symposium in Barcelona on October

26-28, 2022. We have initiated Investigational New Drug, or IND-enabling studies, and expect to file an IND for this product candidate with the FDA in the fourth quarter of 2023. We plan to pursue initial clinical development of THE-349 as a monotherapy in patients with C797X-mediated resistance after treatment with osimertinib or another third-generation inhibitor. Assuming positive clinical data and subject to discussions with the FDA, we intend to expand into evaluation of combination treatment with other relevant modalities. If clinical data support, we would target a broader second-line patient population to address the unmet need of patients who have been previously treated with osimertinib or another third-generation inhibitor, but progress with either on-target or off-target resistance.
Our third program is a next-generation BCR-ABL TKI that we are designing to be potent, selective, and pan-variant—features that we believe would balance safety and efficacy—for patients with relapsed/refractory chronic myeloid leukemia, or CML, and Philadelphia chromosome-positive, or Ph+, acute lymphoblastic leukemia, or ALL. We expect to nominate a development candidate for this program by early 2024, with the goal of pursuing clinical development in patients with CML who have been previously treated with a second-generation TKI or have the T315I mutation, and as a combination therapy for newly diagnosed patients with Ph+ ALL.
Since our inception in December 2017, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development activities, including with respect to THE-630 and THE-349. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have financed our operations primarily through the sale and issuance of our preferred stock and common stock including the aggregate net offering proceeds raised in our initial public offering, or IPO, and the sale and issuance of our common stock pursuant to our at-the-market, or ATM Program. Upon the closing of the IPO, each outstanding share of our preferred stock automatically converted into one share of common stock.
We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more product candidates. Our net losses were $14.6 million and $10.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $126.8 million. We expect to continue to incur significant and increasing losses for the foreseeable future. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
•advance the clinical development of THE‑630;
•advance THE-349, our BCR-ABL program and other compounds we may develop in the future from discovery through preclinical development and clinical trials;
•seek marketing approvals for any product candidates that successfully complete clinical trials;
•obtain, expand, maintain, defend and enforce our intellectual property portfolio;
•hire additional clinical, regulatory and scientific personnel;
•ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•establish agreements with contract research organizations, or CRO, and contract manufacturing organizations, or CMO; and
•add operational, legal, compliance, financial and management information systems and personnel to support our research, product development and future commercialization efforts, as well as to support our operations as a public company.
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
Additionally, we continue to actively monitor macroeconomic conditions and market volatility resulting from global economic developments, political unrest, high inflation, the recent failure of certain banks and financial institutions, and health crises such as COVID-19 pandemic. While we believe there has been no significant impact to our business or financial results during the periods presented, future developments and potential impacts on our business are uncertain and cannot be predicted with confidence.
As of March 31, 2023, we had cash, cash equivalents, and marketable securities of $243.6 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities, will be sufficient to fund our operations and capital expenses into the third quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See section titled “—Liquidity and Capital Resources.”
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
Operating Expenses
Research and Development Expenses
Research and development expenses account for a significant portion of our operating expenses and consist primarily of costs incurred in connection with the discovery and preclinical development of our potential development candidates, and include:
•salaries, benefits, stock-based compensation and other related costs for individuals involved in research and development activities;
•external research and development expenses incurred under agreements with CROs and consultants that conduct our preclinical studies and other scientific development services;

•costs incurred under agreements with CMOs for manufacturing material for our preclinical studies and planned clinical trials; and
•costs related to compliance with regulatory requirements.
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
The successful development of our current product candidates, THE-630, THE-349, or any product candidates we may develop in the future is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development and commercialization of THE-630, THE-349 and any other product candidates we may develop. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of any current or future product candidate, if approved. This is due to the numerous risks and uncertainties associated with product development, including the uncertainty of:
•the timing and progress of preclinical and clinical development activities;
•the number and scope of preclinical and clinical programs we decide to pursue;
•our ability to maintain our current research and development programs and to establish new programs;
•successful patient enrollment in, and the initiation and completion of, clinical trials;
•the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
•the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
•our ability to establish new licensing or collaboration arrangements;
•the performance of our future collaborators, if any;

•our ability to establish arrangements with third-party manufacturers for the clinical supply of our product candidates and commercial supply of products that receive marketing approval, if any;
•development and timely delivery of commercial-grade drug formulations that can be used in our planned clinical trials and for commercialization;
•obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
•commercializing product candidates, if approved, whether alone or in collaboration with others; and
•maintaining a continued acceptable safety profile of the product candidates following approval.
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
General and Administrative Expenses
General and administrative expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation expenses for personnel in executive, finance, accounting, human resources and other administrative functions; as well as other significant general and administrative expenses include legal fees relating to patent, intellectual property and corporate matters, and fees paid for accounting, consulting and other professional services; and expenses for rent, insurance and other operating costs.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2023	2022
Operating expenses:
Research and development	$12,401	$6,548	$5,853
General and administrative	4,654	4,031	623
Total operating expenses	17,055	10,579	6,476
Loss from operations	(17,055)	(10,579)	(6,476)
Other income, net	2,469	82	2,387
Total other income, net	2,469	82	2,387
Net loss	$(14,586)	$(10,497)	$(4,089)
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2023	2022
Direct research and development expenses by program:
Pan-variant KIT inhibitor (THE-630)	$1,699	$1,687	$12
Fourth-generation EGFR inhibitor (THE-349)	3,903	1,222	2,681
Discovery programs	1,889	524	1,365
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	4,379	2,848	1,531
Other	531	267	264
Total research and development expenses	$12,401	$6,548	$5,853
The increase in research and development expenses was primarily attributable to the following:
•a $2.7 million increase in costs related to THE-349 as the program continues to advance through IND-enabling studies, including manufacturing costs of $2.1 million, an increase in other development costs of $0.4 million, and clinical start-up costs of $0.2 million;
•a $1.4 million increase in costs related to progress on our discovery programs, due primarily to an increase in contract research expenses;
•a $1.5 million increase in personnel-related costs consisting of $0.5 million of stock-based compensation expense, and an increase in salary and benefit related expense of $1.0 million driven by an increase in headcount; and
•a $0.3 million increase in other unallocated research and development expenses, primarily due to an increase in facilities costs.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2023	2022
Personnel-related expenses (including stock-based compensation)	$2,829	$2,282	$547
Facilities and supplies	169	104	65
Legal and professional fees	936	897	39
Other expenses	720	748	(28)
	$4,654	$4,031	$623
The increase in general and administrative expenses was primarily attributable to the following:
•a $0.5 million increase in personnel-related costs primarily due to an increase in headcount, including an increase in stock-based compensation expense of $0.4 million and in recruiting expense of $0.1 million.
Total Other Income, Net
Total other income, net, was $2.5 million for the three months ended March 31, 2023, and consisted primarily of interest income of $1.6 million, and amortization and accretion in marketable securities earned of $0.8 million. During the three months ended March 31, 2022, total other income, net, of $0.1 million was recorded.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. As of March 31, 2023, we had cash, cash equivalents, and marketable securities of $243.6 million.
We have funded our operations primarily from sales of our preferred stock and common stock, including the net proceeds received from the underwriters’ partial exercise of their over-allotment option in our IPO.
On November 3, 2022, we filed a shelf registration statement on Form S-3 (File No. 333-268125), with the SEC, which was declared effective on November 10, 2022, or the Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. The Shelf Registration Statement also included a prospectus for “an at-the-market” program, or ATM Program, pursuant to which we may sell from time to time up to an aggregate of $100.0 million of shares of our common stock, under a Sales Agreement with Cantor Fitzgerald & Co., as Sales Agent. We will pay to the Sales Agent cash commissions of up to 3.0 percent of the aggregate gross proceeds of sales of common stock under the Sales Agreement. To date, pursuant to the ATM Program, we have sold an aggregate of 4,816,301 shares of our common stock, resulting in gross proceeds of approximately $50.4 million before fees and offering costs.

Cash Flows
The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Net cash used in operating activities	$(18,630)	$(7,684)
Net cash used in investing activities	(15,763)	(90,697)
Net cash provided by financing activities	49,486	—
Net increase (decrease) in cash	$15,093	$(98,381)
Net Cash Used in Operating Activities
During the three months ended March 31, 2023, net cash used in operating activities was $18.6 million, primarily due to our net loss of $14.6 million, uses of cash for amortization and accretion of marketable securities of $0.8 million, a $2.0 million change in prepaid expenses and other current assets, a $2.8 million change in accounts payable, and a $1.7 million change in accrued expenses and other current liabilities, partially offset by $3.0 million of stock-based compensation expense.
During the three months ended March 31, 2022, net cash used in operating activities was $7.7 million, primarily due to our net loss of $10.5 million, partially offset by $2.0 million of stock-based compensation expense, a $0.4 million change in prepaid expenses and other current assets, and a $0.4 million change in accounts payable.
Net Cash Used in Investing Activities
During the three months ended March 31, 2023, net cash used in investing activities was $15.8 million, consisting of $56.6 million in purchases of marketable securities, partially offset by $40.9 million in proceeds from sales and maturities of marketable securities.
During the three months ended March 31, 2022, net cash used in investing activities was $90.7 million, resulting primarily from our purchases of short-term and long-term marketable securities.
Net Cash Provided by Financing Activities
During the three months ended March 31, 2023, net cash provided by financing activities was $49.5 million, resulting primarily from proceeds received from the sale and issuance of common stock under our ATM Program. No cash was provided by or used in financing activities during the three months ended March 31, 2022.
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
Based on our current operating plan, we believe that our cash, cash equivalents, and marketable securities of $243.6 million as of March 31, 2023 will be sufficient to fund our operations and capital expenses into the third quarter of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:
•the scope, rate of progress, success and costs of our drug discovery, preclinical development activities, laboratory testing and clinical trials for product candidates;
•the number and scope of clinical programs we decide to pursue;
•the scope and costs of manufacturing development and commercial manufacturing activities for product candidates, if approved;
•the extent to which we acquire or in-license other product candidates and technologies;
•the timing and amount of any payments required to be made under the agreements governing acquired or in-licensed product candidates or technologies;
•the cost, timing and outcome of regulatory review of product candidates;
•the cost and timing of establishing sales and marketing capabilities, if any product candidate receives marketing approval;
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•our ability to establish and maintain collaborations on favorable terms, if at all;
•the impact of the COVID-19 pandemic or other external disruptions on our business, results of operations and financial position;
•our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of product candidates;
•the costs associated with being a public company; and
•the cost associated with commercializing product candidates, if they receive marketing approval.
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

Contractual Obligations
There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in our Annual Report. Refer to Note 8 and Note 9 in our condensed consolidated financial statements included elsewhere in this Quarterly Report for further details.
Critical Accounting Policies and Significant Judgments and Estimates
This management’s discussion and analysis is based on our condensed consolidated financial statements, which have been prepared in accordance with US generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the condensed consolidated financial statements prospectively from the date of change in estimates. There have been no significant changes to our critical accounting policies from those described in our Annual Report.
Emerging Growth Company Status
In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an EGC, may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for new or revised accounting standards during the period in which we remain an EGC; however, we may adopt certain new or revised accounting standards early.
We will remain an EGC until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) December 31, 2026, the last day of the fiscal year ending after the fifth anniversary of our IPO.
We are also a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an EGC. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our common stock held by non-affiliates is more than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100.0 million during the most recently completed fiscal year and our common stock held by non-affiliates is more than $700.0 million measured on the last business day of our second fiscal quarter.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.
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
Item 1A. Risk Factors
As of the date of this filing, there have been no material changes to the risk factors included in our Annual Report, except as set forth below.
Our portfolio of marketable securities or bank deposits may be subject to market, interest and credit risk that may reduce their value and adversely affect our business, results of operations and financial condition.
The value of our marketable securities may decline due to increases in interest rates, downgrades of the bonds and other securities included in our commercial money market account portfolio and instability in the global financial markets that reduces the liquidity of securities included in our portfolio. In addition, disruptions in the banking industry, including the closure of Silicon Valley Bank (SVB) and Signature Bank and the appointment of the Federal Deposit Insurance Corporation (the FDIC) as receiver, created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may impair our ability to access capital needed to support near-term working capital needs, whether from our existing marketable security and deposit accounts and credit facilities or otherwise, and may lead to market-wide liquidity shortages and create additional market and economic uncertainty. Since then, additional financial institutions have experienced similar failures and have been placed into receivership and it is possible that additional banks and financial institutions will face similar difficulty in the future. There is no guarantee that depositors will get access to funds in excess of standard FDIC insurance limits in the event that other banks or financial institutions fail, are swept into receivership or otherwise. Furthermore, a possible recession, rising inflation, and the ongoing COVID-19 pandemic has and may continue to adversely affect the financial markets in some or all countries worldwide. Each of these events may cause us to record charges to reduce the carrying value of our marketable securities portfolio or sell marketable securities for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our marketable securities, the value of our marketable securities may nevertheless decline, and our ability to fund our near-term and long-term working capital needs to support our business and clinical development plans may be adversely affected. In addition, any decline in available funding or access to our cash and liquidity resources could also result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
No.	Description of Exhibit	Form	File No.	Referenced Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-Q	001-40869	3.1	August 11, 2022
3.2	Amended and Restated Bylaws of Registrant.	10-Q	001-40869	3.2	August 11, 2022
4.1	Amended and Restated Investors’ Rights Agreement, dated January 22, 2021, by and among the Registrant and the other parties thereto.	S-1	333-259549	4.2	September 15, 2021
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Theseus Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THESEUS PHARMACEUTICALS, INC.

Date: May 11, 2023	By:	/s/ Timothy P. Clackson, Ph.D.
Name: Timothy P. Clackson, Ph.D.
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Bradford D. Dahms
Name: Bradford D. Dahms
Title: Chief Financial Officer (Principal Financial and Accounting Officer)