Form 10-Q
period 2023-06-30
Theseus Pharmaceuticals, Inc.
filed 2023-08-10
CIK 1745020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2023, the registrant had 43,603,369 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Theseus Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	JUNE 30, 2023	DECEMBER 31, 2022
Assets
Current assets:
Cash and cash equivalents	$47,465	$94,605
Short-term marketable securities	160,740	103,374
Prepaid expenses and other current assets	5,548	4,137
Total current assets	213,753	202,116
Property and equipment, net	437	416
Operating lease right-of-use asset	4,060	4,334
Long-term marketable securities	26,027	13,817
Other assets	794	1,764
Total assets	$245,071	$222,447
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,415	$4,973
Accrued expenses and other current liabilities	4,513	5,414
Operating lease liability, current portion	754	743
Total current liabilities	7,682	11,130
Operating lease liability, net of current portion	3,014	3,236
Restricted stock liability, net of current portion	292	466
Total liabilities	10,988	14,832
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 43,603,369 and 38,734,446 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	376,217	320,183
Accumulated deficit	(141,577)	(112,186)
Accumulated other comprehensive loss	(561)	(386)
Total stockholders’ equity	234,083	207,615
Total liabilities and stockholders’ equity	$245,071	$222,447
The accompanying notes are an integral part of these condensed consolidated financial statements.

Theseus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$12,919	$7,344	$25,320	$13,892
General and administrative	4,668	4,736	9,322	8,767
Total operating expenses	17,587	12,080	34,642	22,659
Loss from operations	(17,587)	(12,080)	(34,642)	(22,659)
Other income, net	2,782	431	5,251	513
Total other income, net	2,782	431	5,251	513
Net loss	$(14,805)	$(11,649)	$(29,391)	$(22,146)
Net loss attributable to common stockholders—basic and diluted	$(14,805)	$(11,649)	$(29,391)	$(22,146)
Weighted-average common stock outstanding—basic and diluted	43,736,275	38,415,379	43,061,113	38,332,605
Net loss per share attributable to common stockholders—basic and diluted	$(0.34)	$(0.30)	$(0.68)	$(0.58)

Comprehensive loss:
Net loss	$(14,805)	$(11,649)	$(29,391)	$(22,146)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	$(402)	$(203)	$(175)	$(332)
Total comprehensive loss	$(15,207)	$(11,852)	$(29,566)	$(22,478)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Theseus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance at December 31, 2022	38,422,621	$4	$320,183	$(386)	$(112,186)	$207,615
Vesting of restricted stock	66,015	—	—	—	—	—
Stock-based compensation	—	—	2,993	—	—	2,993
Vesting of early exercised options	21,620	—	87	—	—	87
Issuance of common stock upon exercise of stock options	17,880	—	48	—	—	48
Vesting of restricted stock units, less shares withheld and retired to satisfy tax obligations	7,907	—	—	—	—	—
Issuance of common stock, net of issuance costs of $1,343	4,816,301	—	49,104	—	—	49,104
Unrealized gain on marketable securities	—	—	—	227	—	227
Net loss	—	—	—	—	(14,586)	(14,586)
Balance at March 31, 2023	43,352,344	$4	$372,415	$(159)	$(126,772)	$245,488
Vesting of restricted stock	44,017	—	—	—	—	—
Stock-based compensation	—	—	3,573	—	—	3,573
Vesting of early exercised options	21,621	—	87	—	—	87
Vesting of restricted stock units, less shares withheld and retired to satisfy tax obligations	1,969	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	24,866	—	142	—	—	142
Unrealized gain on marketable securities	—	—	—	(402)	—	(402)
Net loss	—	—	—	—	(14,805)	(14,805)
Balance at June 30, 2023	43,444,817	$4	$376,217	$(561)	$(141,577)	$234,083
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

Theseus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(29,391)	$(22,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	41	12
Stock-based compensation expense	6,566	4,562
Amortization and accretion of marketable securities	(2,055)	(55)
Non-cash interest income	(5)	(311)
Non-cash operating lease expense	273	125
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,746)	586
Other assets	1,367	960
Accounts payable	(2,608)	504
Accrued expenses and other current liabilities	(901)	486
Operating lease liability	(210)	(505)
Net cash used in operating activities	(28,669)	(15,782)
Cash flows from investing activities:
Purchases of short-term and long-term marketable securities	(140,060)	(93,477)
Sales and maturities of short-term and long-term marketable securities	72,369	—
Purchases of property and equipment	(11)	(381)
Net cash used in investing activities	(67,702)	(93,858)
Cash flows from financing activities:
Proceeds from issuance of common stock through ATM sales, net of offering costs	49,438	—
Proceeds from exercise of stock options	48	—
Proceeds from issuance of common stock under employee stock purchase plan	142	70
Net cash provided by financing activities	49,628	70
Net increase (decrease) in cash, cash equivalents and restricted cash	(46,743)	(109,570)
Cash, cash equivalents and restricted cash at beginning of year	94,984	245,040
Cash, cash equivalents and restricted cash at end of period	$48,241	$135,470
Supplemental disclosure of cash flows:
Vesting of early exercised options	$174	$407
Obtaining a right-of-use asset in exchange for an operating lease liability	$—	$4,721
Purchases of property and equipment in accounts payable	$50	$—
The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the dates shown below:

	SIX MONTHS ENDED JUNE 30,
	2023	2022
Cash and cash equivalents	$47,465	$135,091
Restricted cash (included in other assets)	776	379
Total cash, cash equivalents, and restricted cash	$48,241	$135,470
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
The accompanying condensed consolidated financial statements and footnotes to the condensed consolidated financial statements have been prepared on the same basis as the most recently audited annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2023 and the results of its operations and its cash flows for the interim periods presented. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022.
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
In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2023, the Company had an accumulated deficit of $141.6 million. During the six months ended June 30, 2023, the Company incurred a loss of $29.4 million and utilized $28.7 million of cash in operations. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities of $234.2 million at June 30, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from issuance of the accompanying condensed consolidated financial statements.

2. Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the accompanying condensed consolidated financial statements are described in the Company’s audited consolidated financial statements, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2023 (“Annual Report”). There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2023, except as noted below.
Unaudited Interim Financial Information
The accompanying condensed consolidated financial statements and the accompanying notes as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2023 and the results of its operations for the three and six months ended June 30, 2023 and 2022 and its cash flows for the six months ended June 30, 2023 and 2022.
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
Assets measured at fair value on a recurring basis are as follows (in thousands):

	FAIR VALUE MEASUREMENTS AT JUNE 30,2023
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$44,155	$—	$—	$44,155
Marketable securities:
Commercial paper	—	78,655	—	78,655
Corporate debt securities	—	26,154	—	26,154
Asset-backed securities	—	24,625	—	24,625
Government securities	25,045	32,288	—	57,333
Total financial assets	$69,200	$161,722	$—	$230,922

	FAIR VALUE MEASUREMENTS AT DECEMBER 31,2022
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$6,846	$—	$—	$6,846
Commercial paper	—	3,989	—	3,989
Marketable securities:
Commercial paper	—	25,187	—	25,187
Corporate debt securities	—	45,673	—	45,673
Asset-backed securities	—	13,574	—	13,574
Government securities	—	32,757	—	32,757
Total financial assets	$6,846	$121,180	$—	$128,026
During the six months ended June 30, 2023 and the year ended December 31, 2022, there were no transfers between fair value levels.
4. Marketable Securities
The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its marketable securities to preserve principal and maintain liquidity. In accordance with the Company’s investment policy, it has invested funds in marketable securities as of June 30, 2023 and December 31, 2022. The Company’s marketable securities are classified as available-for-sale investments.
The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of marketable securities by types and classes of security consisted of the following (in thousands):

	JUNE 30, 2023
	MATURITY IN YEARS	AMORTIZED COST	UNREALIZED GAIN	UNREALIZED LOSS	FAIR VALUE
Commercial paper	less than 1	$78,926	$1	$(272)	$78,655
Corporate debt securities	less than 1	26,225	3	(74)	26,154
Asset-backed securities	less than 1	979	—	(2)	977
Government securities	less than 1	55,062	13	(121)	54,954
Short-term marketable securities		$161,192	$17	$(469)	$160,740

Asset-backed securities	1 - 2	23,750	14	(116)	23,648
Government securities	1 - 2	2,386	—	(7)	2,379
Long-term marketable securities		$26,136	$14	$(123)	$26,027

	DECEMBER 31, 2022
	MATURITY IN YEARS	AMORTIZED COST	UNREALIZED GAIN	UNREALIZED LOSS	FAIR VALUE
Commercial paper	less than 1	$25,187	$—	$—	$25,187
Corporate debt securities	less than 1	39,071	9	(185)	38,895
Asset-backed securities	less than 1	8,555	2	(10)	8,547
Government securities	less than 1	30,892	8	(155)	30,745
Short-term marketable securities		$103,705	$19	$(350)	$103,374

Corporate debt securities	1 - 2	6,783	—	(5)	6,778
Asset-backed securities	1 - 2	5,074	—	(47)	5,027
Government securities	1 - 2	2,015	—	(3)	2,012
Long-term marketable securities		$13,872	$—	$(55)	$13,817
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
The Company has determined that there were no material declines in fair value of its marketable securities due to credit-related factors as of June 30, 2023 and December 31, 2022.

5. Property and Equipment, net
Property and equipment, net consisted of the following as of June 30, 2023 and as of December 31, 2022 (in thousands):

	JUNE 30, 2023	DECEMBER 31, 2022
Computer equipment	$50	$50
Furniture and fixtures	391	341
Office equipment	87	76
Property and equipment	528	467
Less: accumulated depreciation	(91)	(51)
Property and equipment, net	$437	$416
Depreciation expense for the six months ended June 30, 2023 and 2022 was $40,862 and $12,040, respectively. There were no impairments recorded to date.
6. Accrued Expenses
Accrued expenses consisted of the following as of June 30, 2023 and as of December 31, 2022 (in thousands):

	JUNE 30, 2023	DECEMBER 31, 2022
Accrued research and development	$1,798	$1,498
Accrued legal	81	164
Accrued compensation and benefits	1,888	3,130
Accrued other	397	273
Restricted stock liability, current	349	349
Total accrued expenses and other current liabilities	$4,513	$5,414
7. License Agreement
During the six months ended June 30, 2023, there were no changes to the Company’s license agreement with ARIAD Pharmaceuticals, Inc. (“ARIAD”). For a summary of the terms of the license agreement, including the Company’s accounting treatment, please refer to Note 7 to the Company’s audited consolidated financial statements for the year ended December 31, 2022, included in the Company’s Annual Report.

8. Leases
The following table presents future lease payments under the terms of the Company’s operating leases as of June 30, 2023, including a reconciliation to the present value of operating lease liabilities recognized in the condensed consolidated balance sheet (in thousands):

Fiscal Year	Operating Lease
Remainder of 2023	$390
2024	797
2025	821
2026	846
Thereafter	1,995
Total future minimum lease payments	4,849
Less: imputed interest	(1,081)
Present value of lease liabilities	$3,768
9. Commitments and Contingencies
Legal Proceedings
The Company may from time to time be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2023, and no material legal proceedings are currently pending or, to the best of the Company’s knowledge, threatened.
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
401(k) Plan
The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of management. The Company contributed $0.3 million to the 401(k) Plan during the six months ended June 30, 2023. There was $0.4 million in employer contributions made to the 401(k) Plan during the year ended December 31, 2022.
10. Stockholders’ Equity
Preferred Stock
The Company was authorized to issue up to 50,000,000 shares of preferred stock, $0.0001 par value per share, as of June 30, 2023 and December 31, 2022, respectively. There were no shares of preferred stock outstanding as of June 30, 2023 and December 31, 2022, respectively.

Common Stock
The Company was authorized to issue 500,000,000 shares of common stock, $0.0001 par value per share, as of June 30, 2023 and as of December 31, 2022, respectively. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preference of the holders of any series of preferred stock.
Voting Rights
Each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote.
Dividends
Subject to preferences that may apply to shares of preferred stock outstanding at the time, the holders of outstanding shares of the Company’s common stock are entitled to receive dividends out of funds legally available if and when the Board, in its discretion, determines to issue dividends. As of June 30, 2023, no cash dividends have been declared or paid.
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
11. Stock-Based Compensation
Equity Incentive Plans
In September 2021, the Company adopted the Theseus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), which replaced the 2018 Stock Incentive Plan (the “2018 Plan”) and allows for the issuance of stock options, restricted stock awards, restricted stock units (“RSUs”), and other types of equity awards. No further awards were made under the 2018 Plan as of the effective date of the 2021 Plan. Any options or awards outstanding under the 2018 Plan are governed by their existing terms. On the first day of each fiscal year of the Company during the term of the Plan, commencing on January 1, 2023 and ending on (and including) January 1, 2031, the aggregate number of Common Shares that may be issued under the Plan shall automatically increase by a number equal to the lesser of (a) five percent (5%) of the total number of Common Shares actually issued and outstanding on the last day of the preceding fiscal year, or (b) a number of Common Shares determined by the Board. As of June 30, 2023 and December 31, 2022, the number of shares of common stock reserved for issuance were 11,039,176 and 9,132,930 shares, respectively. Of those shares reserved for issuance, there were 1,762,637 and 1,843,494 shares available for future grant as of June 30, 2023 and December 31, 2022, respectively.
The 2021 Plan is administered by the Board (or its compensation committee), and the exercise prices, vesting and other restrictions for the awards are determined at the discretion of the Board, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the common stock on the date of grant. Stock options awarded under the 2021 Plan expire ten years after the grant date unless the Board sets a shorter term. Stock options and restricted stock units granted to employees and non-employees typically vest over four years. Shares of restricted common stock awards granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over five years. Certain executives who are option holders are able to early exercise stock option awards prior to full satisfaction of the vesting conditions. If and when this occurs, the executive receives restricted common stock upon exercise of the option, and the shares remain subject to the Company’s right of repurchase, at exercise price, until the remaining vesting terms are met. During the year ended December 31, 2021, options to purchase 345,930 shares of common stock were exercised early. As of June 30, 2023 and December 31, 2022, the Company recognized $0.6 million and $0.8 million, respectively, as a liability related to the early exercise. The amount of remaining unvested shares related to the early exercise as of June 30, 2023 and December 31, 2022 were 158,552 and 201,793, respectively. There were no additional early exercises of options during the six months ended June 30, 2023.
Employee Stock Purchase Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the "ESPP"), which became effective on October 6, 2021. The number of shares of common stock initially reserved for issuance under the ESPP was 400,000. In addition, on the first day of each fiscal year of the Company during the term of the ESPP, commencing on January 1, 2023 and concluding on January 1, 2041, the aggregate number of shares of common stock reserved for issuance under the ESPP shall automatically increase by a number equal to the lesser of (i) one percent (1%) of the total number of shares of common stock actually issued and outstanding on the last day of the preceding fiscal year, and (ii) a number of shares of common stock determined by the Company’s board of directors. The ESPP enables eligible employees to purchase shares of common stock of the Company at the end of each offering period at a price equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. As of June 30, 2023, the number of shares of common stock that may be issued under the ESPP is 730,682.
Stock Option Valuation
The assumptions that the Company used in Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted are as follows:

	FOR THE SIX MONTHS ENDED JUNE 30, 2023	FOR THE YEAR ENDED DECEMBER 31, 2022
Risk-free interest rate	3.54% - 3.99%	1.60% - 4.20%
Expected term (in years)	5.50 - 6.08	1.03 - 6.08
Expected volatility	88.04% - 89.15%	78.00% - 90.51%
Expected dividend yield	0%	0%
A summary of option activity under the 2021 Plan during the six months ended June 30, 2023, is as follows (in thousands except share, per share data and contractual terms):

	SHARES	WEIGHTED-AVERAGE PER-SHARE EXERCISE PRICE	WEIGHTED-AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding as of December 31, 2022	7,257,786	$5.95	8.58	$10,751
Granted	1,690,130	11.21
Exercised	(17,880)	2.70
Forfeited	(6,361)	11.20
Outstanding as of June 30, 2023	8,923,675	$6.95	8.38	30,181
Options vested and exercisable as of June 30, 2023	3,683,524	$4.92	7.94	$18,506
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.
The weighted-average per share grant date fair value of options granted during the six months ended June 30, 2023 and 2022 was $8.47 and $7.29, respectively. As of June 30, 2023, there was $32.3 million of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.5 years as of June 30, 2023.

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
A summary of RSU activity during the six months ended June 30, 2023 is as follows:

	SHARES	WEIGHTED-AVERAGE PER-SHARE GRANT-DATE FAIR VALUE
Unvested shares at December 31, 2022	31,650	$11.21
Granted	333,810	8.88
Forfeited	(2,720)	8.84
Vested and released	(9,876)	11.21
Unvested shares at June 30, 2023	352,864	$9.02
As of June 30, 2023, there was $3.3 million of unrecognized stock-based compensation expense related to unvested RSUs. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 3.5 years as of June 30, 2023.
Shares of Restricted Common Stock
The Company issued shares of restricted common stock to its founders in May 2018, which vested monthly over five years through May 2023. At issuance, these shares also contained certain performance-based vesting criteria which were associated with the milestone events applicable to the formerly outstanding shares of Series A preferred stock, two of which were achieved in 2020. In conjunction with the termination of the Series A preferred stock purchase agreement, the final performance-based vesting criteria was waived, leaving only service-based vesting criteria remaining for the founders’ shares through the end of the requisite service period. As noted above, certain executives who are option holders are able to early exercise stock option awards prior to full satisfaction of the vesting conditions. If and when such exercise occurs, the executive receives shares of restricted common stock. Early exercise shares are included in the table below.
A summary of restricted common stock activity during the six months ended June 30, 2023 is as follows:

	SHARES	WEIGHTED-AVERAGE PER-SHARE GRANT-DATE FAIR VALUE
Unvested shares at December 31, 2022	311,825	$3.96
Vesting of restricted common stock	(153,273)	2.20
Unvested shares at June 30, 2023	158,552	$5.67
As of June 30, 2023, there was $0.9 million of unrecognized stock-based compensation expense related to unvested restricted common stock. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 1.8 years as of June 30, 2023.

Stock-based Compensation Expense
Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees during the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Research and development	$1,903	$1,278	$3,423	$2,286
General and administrative	1,670	1,240	3,143	2,276
	$3,573	$2,518	$6,566	$4,562
12. Income Taxes
Income taxes for the three and six months ended June 30, 2023 and 2022 have been calculated based on an estimated annual effective tax rate and certain discrete items. For the three and six months ended June 30, 2023 and 2022, no income tax was recorded, as the Company recognized losses and maintains a full valuation allowance against its net deferred tax assets. The Company has never been examined by the Internal Revenue Service or any other jurisdiction for any tax years and, as such, all years within the applicable statutes of limitations are potentially subject to audit.
13. Net Loss Per Share
Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except share and per share data):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(14,805)	$(11,649)	$(29,391)	$(22,146)
Net loss attributable to common stockholders - basic and diluted	$(14,805)	$(11,649)	$(29,391)	$(22,146)
Denominator:
Weighted-average common stock outstanding - basic and diluted	43,736,275	38,415,379	43,061,113	38,332,605
Net loss per share attributable to common stockholders - basic and diluted	$(0.34)	$(0.30)	$(0.68)	$(0.58)
The Company’s potentially dilutive securities, which include preferred stock, unvested restricted common stock, unvested RSUs and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2023 and 2022 because including them would have had an anti-dilutive effect:

	JUNE 30,
	2023	2022
Unvested restricted stock	158,552	558,289
Unvested RSUs	352,864	31,650
Options to purchase common stock	8,923,675	7,113,143
	9,435,091	7,703,082
14. Subsequent Event
On July 13, 2023, the Company announced its decision to discontinue enrollment in the ongoing phase 1/2 clinical trial of THE-630 and terminate development of THE-630 in patients with gastrointestinal stromal tumors. As a result of its decision, the Company estimates that it will incur approximately $0.6 million in incremental costs in connection with the discontinuation of the study including termination of vendor contracts and contingent liabilities. Also, following the announcement, the Company had a reduction in workforce which resulted in $0.6 million in severance costs. The incremental costs are expected to be incurred in the third quarter of 2023.

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
On July 13, 2023, we announced that we were discontinuing enrollment in the ongoing phase 1/2 study and terminating development of THE-630 in patients with gastrointestinal stromal tumors. We analyzed trial data to inform the feasibility of developing low dose THE-630 for KIT-associated mast cell-driven inflammatory indications. Based on the observed reductions in serum tryptase, a biomarker for mast cell activation, we are evaluating next steps for potential plans to explore doses of 9 mg and below in clinical studies in patients with mast cell-driven diseases, such as chronic urticaria.
Our lead product candidate is THE-349, a fourth-generation epidermal growth factor receptor, or EGFR, inhibitor for the treatment of non-small cell lung cancer, or NSCLC. THE-349 is designed to address on-target treatment resistance to existing EGFR inhibitors by targeting the common activating mutations in exons 19 and 21 alone or in combination with the most frequently observed resistance mutations, T790M and C797X. Preclinical characterization of THE-349 as central nervous system, or CNS active, and mutant-selective inhibitor with potent activity against single-, double-, and triple-mutant EGFR variants, including T790M and C797X, was shared in a poster presentation at the 34th EORTC-NCI-AACR, or ENA, Symposium in Barcelona on October 26-28, 2022. We have initiated Investigational New Drug, or IND-enabling studies, and expect to file an IND for this product candidate with the FDA in the fourth quarter of 2023 and initiate a first-in-human trial thereafter, assuming acceptance of our IND by the FDA. We plan to pursue initial clinical development of THE-349 as a monotherapy in patients with C797X-mediated resistance after treatment with osimertinib or another third-generation inhibitor. Assuming positive clinical data and subject to discussions with the FDA, we intend to expand into evaluation of combination treatment with other relevant modalities. If clinical data support, we would target a broader second-line patient population to address the unmet need of patients who have been previously treated with osimertinib or another third-generation inhibitor, but progress with either on-target or off-target resistance.
Our second program is a next-generation BCR-ABL TKI that we are designing to be potent, selective, and pan-variant—features that we believe would balance safety and efficacy—for patients with relapsed/refractory chronic myeloid leukemia, or CML, and Philadelphia chromosome-positive, or Ph+, acute lymphoblastic leukemia, or ALL. We expect to nominate a development candidate for this program in the first half of 2024, with the goal of pursuing clinical development in patients with CML who have been previously treated with a second-generation TKI or have the T315I mutation, and as a combination therapy for newly diagnosed patients with Ph+ ALL.
Our third program is a next-generation, highly selective pan-variant KIT inhibitor for the treatment of early-line GIST. We intend to nominate a development candidate for this program in the first half of 2024.
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
We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more product candidates. Our net losses were $29.4 million and $22.1 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $141.6 million. We expect to continue to incur significant and increasing losses for the foreseeable future. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
•advance THE-349, our BCR-ABL program, our next-generation KIT program, and other compounds we may develop in the future from discovery through preclinical development and clinical trials;
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
As of June 30, 2023, we had cash, cash equivalents, and marketable securities of $234.2 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities, will be sufficient to fund our operations and capital expenses into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See section titled “—Liquidity and Capital Resources.”
Components of Our Results of Operations
Revenue
We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products or from other sources in the near future, if at all. If our development efforts for our product candidate, THE-349, our BCR-ABL program, and our next-generation KIT program, or any other product candidates that we may develop in the future are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.
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
Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase for the foreseeable future as we advance clinical development of our product candidate, THE-349, and continue to discover and develop additional product candidates, expand our headcount and maintain, expand and enforce our intellectual property portfolio. If any product candidates enter into later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. There are numerous factors associated with the successful development and commercialization of any product candidates we may develop in the future, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development program and plans.
The successful development of our current product candidate, THE-349, or any product candidates we may develop in the future is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development and commercialization of THE-349 and any other product candidates we may develop. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of any current or future product candidate, if approved. This is due to the numerous risks and uncertainties associated with product development, including the uncertainty of:
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

Any changes in the outcome of any of these variables with respect to the development of THE-349 or any other future product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any clinical trials following the FDA’s acceptance and clearance of an IND application, we could be required to expend significant additional financial resources and time to complete clinical development than we currently expect. We may never obtain regulatory approval for any product candidates that we develop.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2023	2022
Operating expenses:
Research and development	$12,919	$7,344	$5,575
General and administrative	4,668	4,736	(68)
Total operating expenses	17,587	12,080	5,507
Loss from operations	(17,587)	(12,080)	(5,507)
Other income, net	2,782	431	2,351
Total other income, net	2,782	431	2,351
Net loss	$(14,805)	$(11,649)	$(3,156)

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2023	2022
Direct research and development expenses by program:
Pan-variant KIT inhibitor (THE-630)	$2,068	$1,514	$554
Fourth-generation EGFR inhibitor (THE-349)	3,384	1,288	2,096
Discovery programs	1,928	727	1,201
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	4,961	3,351	1,610
Other	578	464	114
Total research and development expenses	$12,919	$7,344	$5,575
The change in research and development expenses was primarily attributable to the following:
•a $0.6 million increase in costs related to THE-630 primarily driven by increase in clinical costs. We expect a decrease in costs related to THE-630 in future periods as a result of discontinued enrollment in the ongoing phase 1/2 study and termination of development of THE-630 in GIST;
•a $2.1 million increase in costs related to THE-349 as the program continues to advance through IND-enabling studies, including manufacturing costs of $2.0 million, an increase in clinical start-up costs of $0.6 million, partially offset by a decrease of $0.4 million in IND-enabling costs;
•a $1.2 million increase in costs related to progress on our discovery programs, due primarily to an increase in contract research expenses;
•a $1.6 million increase in personnel-related costs consisting of $0.6 million of stock-based compensation expense, and an increase in salary and benefit related expense of $1.0 million driven by an increase in headcount; and
•a $0.1 million increase in other unallocated research and development expenses, primarily due to an increase in facilities costs.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2023	2022
Personnel-related expenses (including stock-based compensation)	$3,000	$2,702	$298
Facilities and supplies	162	186	(24)
Legal and professional fees	751	1,060	(309)
Other expenses	755	788	(33)
	$4,668	$4,736	$(68)

The change in general and administrative expenses was primarily attributable to the following:
•a $0.3 million increase in personnel-related costs primarily due to an increase in headcount, including an increase in stock-based compensation expense of $0.4 million partially offset by decrease in recruiting expense of $0.1 million.
Total Other Income, Net
Total other income, net, was $2.8 million for the three months ended June 30, 2023, and consisted primarily of interest income of $1.5 million and amortization and accretion in marketable securities earned of $1.2 million. During the three months ended June 30, 2022, total other income, net, of $0.4 million was recorded and consisted primarily of interest income.
Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2023	2022
Operating expenses:
Research and development	$25,320	$13,892	$11,428
General and administrative	9,322	8,767	555
Total operating expenses	34,642	22,659	11,983
Loss from operations	(34,642)	(22,659)	(11,983)
Other income, net	5,251	513	4,738
Total other income, net	5,251	513	4,738
Net loss	$(29,391)	$(22,146)	$(7,245)
Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	SIX MONTHS ENDED JUNE 30, 2023		CHANGE
	2023	2022
Direct research and development expenses by program:
Pan-variant KIT inhibitor (THE-630)	$3,767	$3,201	$566
Fourth-generation EGFR inhibitor (THE-349)	$7,287	2,510	4,777
Discovery programs	$3,817	1,251	2,566
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	$9,340	6,198	3,142
Other	$1,109	732	377
Total research and development expenses	$25,320	$13,892	$11,428
The change in research and development expenses was primarily attributable to the following:
•a $0.6 million increase in costs related to THE-630 primarily driven by increase in clinical costs. We expect a decrease in costs related to THE-630 in future periods as a result of discontinued enrollment in the ongoing phase 1/2 study and termination of development of THE-630 in GIST;

•a $4.8 million increase in costs related to THE-349 as the program continues to advance through IND-enabling studies, including manufacturing costs of $4.0 million and an increase in clinical start-up costs of $0.8 million;
•a $2.6 million increase in costs related to progress on our discovery programs, due primarily to an increase in contract research expenses;
•a $3.1 million increase in personnel-related costs consisting of $1.1 million of stock-based compensation expense, and an increase in salary and benefit related expense of $2.0 million driven by an increase in headcount; and
•a $0.4 million increase in other unallocated research and development expenses, primarily due to an increase in facilities costs.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	SIX MONTHS ENDED JUNE 30, 2023		CHANGE
	2023	2022
Personnel-related expenses (including stock-based compensation)	$5,829	$4,984	$845
Facilities and supplies	331	290	41
Legal and professional fees	1,687	1,949	(262)
Other expenses	1,475	1,544	(69)
	$9,322	$8,767	$555
The change in general and administrative expenses was primarily attributable to the following:
•a $0.8 million increase in personnel-related costs primarily due to an increase in headcount, including an increase in stock-based compensation expense of $0.9 million; and
•a $0.3 million decrease in professional fees, including legal and audit expenses.
Total Other Income, Net
Total other income, net, was $5.3 million for the six months ended June 30, 2023, and consisted primarily of interest income of $3.2 million, and amortization and accretion in marketable securities earned of $2.1 million. During the six months ended June 30, 2022, total other income, net, of $0.5 million was recorded and consisted primarily of interest income.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. As of June 30, 2023, we had cash, cash equivalents, and marketable securities of $234.2 million.
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
Cash Flows
The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2023	2022
Net cash used in operating activities	$(28,669)	$(15,782)
Net cash used in investing activities	(67,702)	(93,858)
Net cash provided by financing activities	49,628	70
Net decrease in cash	$(46,743)	$(109,570)
Net Cash Used in Operating Activities
During the six months ended June 30, 2023, net cash used in operating activities was $28.7 million, primarily due to our net loss of $29.4 million, uses of cash for amortization and accretion of marketable securities of $2.1 million, a $1.7 million change in prepaid expenses and other current assets, a $2.6 million change in accounts payable, and a $0.9 million change in accrued expenses and other current liabilities, partially offset by $6.6 million of stock-based compensation expense and a $1.4 million change in other assets.
During the six months ended June 30, 2022, net cash used in operating activities was $15.8 million, primarily due to our net loss of $22.1 million, and use of cash for our operating lease liability of $0.5 million, partially offset by $4.6 million of stock-based compensation expense, a $0.6 million change in prepaid expenses and other current assets, a $1.0 million change in other assets, a $0.5 million change in accounts payable, and a $0.5 million change in accrued expenses and other current liabilities.
Net Cash Used in Investing Activities
During the six months ended June 30, 2023, net cash used in investing activities was $67.7 million, consisting of $140.1 million in purchases of marketable securities, partially offset by $72.4 million in proceeds from sales and maturities of marketable securities.
During the six months ended June 30, 2022, net cash used in investing activities was $93.9 million, resulting primarily from our purchases of short-term and long-term marketable securities, and purchases of property and equipment of $0.4 million.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2023, net cash provided by financing activities was $49.6 million, resulting primarily from proceeds received from the sale and issuance of common stock under our ATM Program.
During the six months ended June 30, 2022, net cash provided by financing activities was $0.1 million, resulting entirely from proceeds received from the issuance of common stock under our employee stock purchase plan.

Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue research and development and advance the preclinical development of our programs, including our product candidate, THE-349, our BCR-ABL program and our next-generation KIT program. Furthermore, we expect to continue to incur additional costs associated with operating as a public company including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.
Based on our current operating plan, we believe that our cash, cash equivalents, and marketable securities of $234.2 million as of June 30, 2023 will be sufficient to fund our operations and capital expenses into 2026. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.
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
A change in the outcome of any of these or other variables with respect to the development of THE-349 or any product or development candidate we may develop in the future could significantly change the costs and timing associated with our development plans. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, which could include collaborations, strategic alliances or licensing arrangements. We currently have no credit facility or committed sources of capital. Adequate additional funds may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of such stockholders. Debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.
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
The value of our marketable securities may decline due to increases in interest rates, downgrades of the bonds and other securities included in our commercial money market account portfolio and instability in the global financial markets that reduces the liquidity of securities included in our portfolio. In addition, disruptions in the banking industry, including the closure of Silicon Valley Bank, or SVB, and Signature Bank and the appointment of the Federal Deposit Insurance Corporation, or the FDIC, as receiver, created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may impair our ability to access capital needed to support near-term working capital needs, whether from our existing marketable security and deposit accounts and credit facilities or otherwise, and may lead to market-wide liquidity shortages and create additional market and economic uncertainty. Since then, additional financial institutions have experienced similar failures and have been placed into receivership and it is possible that additional banks and financial institutions will face similar difficulty in the future. There is no guarantee that depositors will get access to funds in excess of standard FDIC insurance limits in the event that other banks or financial institutions fail, are swept into receivership or otherwise. Furthermore, a possible recession, rising inflation, and the ongoing COVID-19 pandemic has and may continue to adversely affect the financial markets in some or all countries worldwide. Each of these events may cause us to record charges to reduce the carrying value of our marketable securities portfolio or sell marketable securities for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our marketable securities, the value of our marketable securities may nevertheless decline, and our ability to fund our near-term and long-term working capital needs to support our business and clinical development plans may be adversely affected. In addition, any decline in available funding or access to our cash and liquidity resources could also result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
No.	Description of Exhibit	Form	File No.	Referenced Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-Q	001-40869	3.1	August 11, 2022
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Registrant.					X
3.3	Amended and Restated Bylaws of Registrant.	10-Q	001-40869	3.2	August 11, 2022
4.1	Amended and Restated Investors’ Rights Agreement, dated January 22, 2021, by and among the Registrant and the other parties thereto.	S-1	333-259549	4.2	September 15, 2021
10.1*	Amended and Restated Outside Director Compensation Policy.					X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X
*	Management Contract or compensatory plan or arrangement.
**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Theseus Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THESEUS PHARMACEUTICALS, INC.

Date: August 10, 2023	By:	/s/ Timothy P. Clackson, Ph.D.
Name: Timothy P. Clackson, Ph.D.
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Bradford D. Dahms
Name: Bradford D. Dahms
Title: Chief Financial Officer (Principal Financial and Accounting Officer)