Form 10-Q
period 2023-09-30
Theseus Pharmaceuticals, Inc.
filed 2023-11-17
CIK 1745020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 10, 2023, the registrant had 44,230,135 shares of common stock, $0.0001 par value per share, outstanding.

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
Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
•our ability to continue development of THE-349 and our BCR-ABL and KIT programs solely through partnerships;
•our ability to identify and complete a strategic transaction to maximize shareholder value;
•the effects of our workforce reduction, completed in November 2023, including costs related thereto and our ability to retain key personnel;
•our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop our product candidate;
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
•developments relating to our competitors, our industry or the economy, the impact of the instability in the global financial markets and the disruptions of the financial services industry; and
•other risks and uncertainties, including those listed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or the SEC, on March 9, 2023, or the Annual Report, and subsequent reports we make with the SEC.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report.
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” in Part II, Item 1A of our Annual Report and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report
ii

may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Theseus Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Assets
Current assets:
Cash and cash equivalents	$46,893	$94,605
Short-term marketable securities	158,229	103,374
Prepaid expenses and other current assets	4,464	4,137
Total current assets	209,586	202,116
Property and equipment, net	414	416
Operating lease right-of-use asset	3,920	4,334
Long-term marketable securities	20,308	13,817
Other assets	399	1,764
Total assets	$234,627	$222,447
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,313	$4,973
Accrued expenses and other current liabilities	4,931	5,414
Operating lease liability, current portion	759	743
Total current liabilities	7,003	11,130
Operating lease liability, net of current portion	2,897	3,236
Restricted stock liability, net of current portion	205	466
Total liabilities	10,105	14,832
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 43,605,080 and 38,734,446 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	379,944	320,183
Accumulated deficit	(155,081)	(112,186)
Accumulated other comprehensive loss	(345)	(386)
Total stockholders’ equity	224,522	207,615
Total liabilities and stockholders’ equity	$234,627	$222,447
The accompanying notes are an integral part of these condensed consolidated financial statements.

Theseus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$11,519	$11,423	$36,839	$25,315
General and administrative	4,884	4,525	14,206	13,292
Total operating expenses	16,403	15,948	51,045	38,607
Loss from operations	(16,403)	(15,948)	(51,045)	(38,607)
Other income, net	2,899	1,203	8,150	1,716
Total other income, net	2,899	1,203	8,150	1,716
Net loss	$(13,504)	$(14,745)	$(42,895)	$(36,891)
Net loss attributable to common stockholders—basic and diluted	$(13,504)	$(14,745)	$(42,895)	$(36,891)
Weighted-average common stock outstanding—basic and diluted	43,802,221	38,585,980	43,311,740	38,417,993
Net loss per share attributable to common stockholders—basic and diluted	$(0.31)	$(0.38)	$(0.99)	$(0.96)

Comprehensive loss:
Net loss	$(13,504)	$(14,745)	$(42,895)	$(36,891)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	$216	$(218)	$41	$(550)
Total comprehensive loss	$(13,288)	$(14,963)	$(42,854)	$(37,441)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Theseus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance at December 31, 2022	38,422,621	$4	$320,183	$(386)	$(112,186)	$207,615
Vesting of restricted stock	66,015	—	—	—	—	—
Stock-based compensation	—	—	2,993	—	—	2,993
Vesting of early exercised options	21,620	—	87	—	—	87
Issuance of common stock upon exercise of stock options	17,880	—	48	—	—	48
Vesting of restricted stock units, less shares withheld and retired to satisfy tax obligations	7,907	—	—	—	—	—
Issuance of common stock, net of issuance costs of $1,343	4,816,301	—	49,104	—	—	49,104
Unrealized gain on marketable securities	—	—	—	227	—	227
Net loss	—	—	—	—	(14,586)	(14,586)
Balance at March 31, 2023	43,352,344	$4	$372,415	$(159)	$(126,772)	$245,488
Vesting of restricted stock	44,017	—	—	—	—	—
Stock-based compensation	—	—	3,573	—	—	3,573
Vesting of early exercised options	21,621	—	87	—	—	87
Vesting of restricted stock units, less shares withheld and retired to satisfy tax obligations	1,969	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	24,866	—	142	—	—	142
Unrealized loss on marketable securities	—	—	—	(402)	—	(402)
Net loss	—	—	—	—	(14,805)	(14,805)
Balance at June 30, 2023	43,444,817	$4	$376,217	$(561)	$(141,577)	$234,083
Stock-based compensation	—	—	3,640	—	—	3,640
Vesting of early exercised options	21,621	—	87	—	—	87
Vesting of restricted stock units, less shares withheld and retired to satisfy tax obligations	1,711	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	216	—	216
Net loss	—	—	—	—	(13,504)	(13,504)
Balance at September 30, 2023	43,468,149	$4	$379,944	$(345)	$(155,081)	$224,522
The accompanying notes are an integral part of these condensed consolidated financial statements.

Theseus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance at December 31, 2021	37,872,604	$4	$308,008	$—	$(61,578)	$246,434
Vesting of restricted stock	85,431	—	—	—	—	—
Stock-based compensation	—	—	2,044	—	—	2,044
Unrealized loss on marketable securities	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	(10,497)	(10,497)
Balance at March 31, 2022	37,958,035	$4	$310,052	$(129)	$(72,075)	$237,852
Vesting of restricted stock	85,431	—	—	—	—	—
Stock-based compensation	—	—	2,518	—	—	2,518
Vesting of early exercised options	100,895	—	407	—	—	407
Issuance of common stock under employee stock purchase plan	10,780	—	70	—	—	70
Unrealized loss on investments	—	—	—	(203)	—	(203)
Net loss	—	—	—	—	(11,649)	(11,649)
Balance at June 30, 2022	38,155,141	$4	$313,047	$(332)	$(83,724)	$228,995
Vesting of restricted stock	137,207	—	—	—	—	—
Stock-based compensation	—	—	4,475	—	—	4,475
Vesting of early exercised options	21,621	—	87	—	—	87
Unrealized loss on investments	—	—	—	(218)	—	(218)
Net loss	—	—	—	—	(14,745)	(14,745)
Balance at September 30, 2022	38,313,969	$4	$317,609	$(550)	$(98,469)	$218,594
The accompanying notes are an integral part of these condensed consolidated financial statements.

Theseus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(42,895)	$(36,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	63	30
Stock-based compensation expense	10,206	9,037
Amortization and accretion of marketable securities	(3,789)	(222)
Non-cash interest income	48	(23)
Non-cash operating lease expense	414	256
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(643)	746
Other assets	1,366	1,081
Accounts payable	(3,660)	818
Accrued expenses and other current liabilities	(483)	2,762
Operating lease liability	(322)	(602)
Net cash used in operating activities	(39,695)	(23,008)
Cash flows from investing activities:
Purchases of short-term and long-term marketable securities	(149,684)	(155,316)
Sales and maturities of short-term and long-term marketable securities	92,120	49,600
Purchases of property and equipment	(61)	(444)
Net cash used in investing activities	(57,625)	(106,160)
Cash flows from financing activities:
Proceeds from issuance of common stock through ATM sales, net of offering costs	49,438	—
Proceeds from exercise of stock options	48	—
Proceeds from issuance of common stock under employee stock purchase plan	142	70
Net cash provided by financing activities	49,628	70
Net increase (decrease) in cash, cash equivalents and restricted cash	(47,692)	(129,098)
Cash, cash equivalents and restricted cash at beginning of year	94,984	245,041
Cash, cash equivalents and restricted cash at end of period	$47,292	$115,943
Supplemental disclosure of cash flows:
Vesting of early exercised options	$261	$494
Obtaining a right-of-use asset in exchange for an operating lease liability	$—	$4,721
The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the dates shown below:

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022
Cash and cash equivalents	$46,893	$115,564
Restricted cash (included in other assets)	399	379
Total cash, cash equivalents, and restricted cash	$47,292	$115,943
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
The accompanying condensed consolidated financial statements and footnotes to the condensed consolidated financial statements have been prepared on the same basis as the most recently audited annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2023 and the results of its operations and its cash flows for the interim periods presented. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022.
Liquidity
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. The Company’s product candidate and development programs will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Because of the numerous risks and uncertainties associated with product development, the Company is unable to predict the timing or amount of increased expenses, or when or if the Company will be able to achieve or maintain profitability. Even if the Company is able to generate revenue from product sales, the Company may not become profitable. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then the Company may be unable to continue its operations at planned levels and be forced to reduce or terminate its operations. The Company expects to incur substantial operating losses and negative cash flows from operations for the foreseeable future.
In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of September 30, 2023, the Company had an accumulated deficit of $155.1 million. During the nine months ended September 30, 2023, the Company incurred a loss of $42.9 million and utilized $39.7 million of cash in operations. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities of $225.4 million at September 30, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from issuance of the accompanying condensed consolidated financial statements.

2. Summary of Significant Accounting Policies
The significant accounting policies and estimates used in the preparation of the accompanying condensed consolidated financial statements are described in the Company’s audited consolidated financial statements, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2023 (“Annual Report”). There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2023, except as noted below.
Unaudited Interim Financial Information
The accompanying condensed consolidated financial statements and the accompanying notes as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022 are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2023 and the results of its operations for the three and nine months ended September 30, 2023 and 2022 and its cash flows for the nine months ended September 30, 2023 and 2022.
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
Assets measured at fair value on a recurring basis are as follows (in thousands):

	FAIR VALUE MEASUREMENTS AT SEPTEMBER 30, 2023
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$43,012	$—	$—	$43,012
Marketable securities:
Commercial paper	—	74,311	—	74,311
Corporate debt securities	—	30,095	—	30,095
Asset-backed securities	—	23,386	—	23,386
Government securities	19,683	31,062	—	50,745
Total financial assets	$62,695	$158,854	$—	$221,549

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2022
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents:
Money market funds	$6,846	$—	$—	$6,846
Commercial paper	—	3,989	—	3,989
Marketable securities:
Commercial paper	—	25,187	—	25,187
Corporate debt securities	—	45,673	—	45,673
Asset-backed securities	—	13,574	—	13,574
Government securities	—	32,757	—	32,757
Total financial assets	$6,846	$121,180	$—	$128,026
During the nine months ended September 30, 2023 and the year ended December 31, 2022, there were no transfers between fair value levels.
4. Marketable Securities
The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its marketable securities to preserve principal and maintain liquidity. In accordance with the Company’s investment policy, it has invested funds in marketable securities as of September 30, 2023 and December 31, 2022. The Company’s marketable securities are classified as available-for-sale investments.
The cost, gross unrealized holding gains, gross unrealized holding losses and fair value of marketable securities by types and classes of security consisted of the following (in thousands):

	SEPTEMBER 30, 2023
	MATURITY IN YEARS	AMORTIZED COST	UNREALIZED GAIN	UNREALIZED LOSS	FAIR VALUE
Commercial paper	less than 1	$74,457	$—	$(146)	$74,311
Corporate debt securities	less than 1	25,396	2	(49)	25,349
Asset-backed securities	less than 1	10,378	—	(76)	10,302
Government securities	less than 1	48,344	3	(80)	48,267
Short-term marketable securities		$158,575	$5	$(351)	$158,229

Corporate debt securities	1 - 2	4,759	—	(13)	4,746
Asset-backed securities	1 - 2	13,063	34	(13)	13,084
Government securities	1 - 2	2,485	—	(7)	2,478
Long-term marketable securities		$20,307	$34	$(33)	$20,308

	DECEMBER 31, 2022
	MATURITY IN YEARS	AMORTIZED COST	UNREALIZED GAIN	UNREALIZED LOSS	FAIR VALUE
Commercial paper	less than 1	$25,187	$—	$—	$25,187
Corporate debt securities	less than 1	39,071	9	(185)	38,895
Asset-backed securities	less than 1	8,555	2	(10)	8,547
Government securities	less than 1	30,892	8	(155)	30,745
Short-term marketable securities		$103,705	$19	$(350)	$103,374

Corporate debt securities	1 - 2	6,783	—	(5)	6,778
Asset-backed securities	1 - 2	5,074	—	(47)	5,027
Government securities	1 - 2	2,015	—	(3)	2,012
Long-term marketable securities		$13,872	$—	$(55)	$13,817
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
The Company has determined that there were no material declines in fair value of its marketable securities due to credit-related factors as of September 30, 2023 and December 31, 2022.

5. Property and Equipment, net
Property and equipment, net consisted of the following as of September 30, 2023 and as of December 31, 2022 (in thousands):

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Computer equipment	$50	$50
Furniture and fixtures	391	341
Office equipment	87	76
Property and equipment	528	467
Less: accumulated depreciation	(114)	(51)
Property and equipment, net	$414	$416
Depreciation expense for the nine months ended September 30, 2023 and 2022 was $63,369 and $30,359, respectively. There were no impairments recorded to date.
6. Accrued Expenses
Accrued expenses consisted of the following as of September 30, 2023 and as of December 31, 2022 (in thousands):

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Accrued research and development	$1,235	$1,498
Accrued legal	219	164
Accrued compensation and benefits	2,838	3,130
Accrued other	290	273
Restricted stock liability, current	349	349
Total accrued expenses and other current liabilities	$4,931	$5,414
7. License Agreement
On October 27, 2023, the Company provided written notice to ARIAD Pharmaceuticals, Inc. (“ARIAD”) of its termination of the License Agreement, dated June 13, 2018, between the Company and ARIAD (the “ARIAD License Agreement”), which termination will be effective in accordance with the terms of the termination for convenience clause of such agreement. The Company is not subject to any termination penalties related to the termination of the ARIAD License Agreement. For a summary of the terms of the ARIAD License Agreement including the Company’s accounting treatment, please refer to Note 7 to the Company’s audited consolidated financial statements for the year ended December 31, 2022, included in the Company’s Annual Report.

8. Leases
The following table presents future lease payments under the terms of the Company’s operating leases as of September 30, 2023, including a reconciliation to the present value of operating lease liabilities recognized in the condensed consolidated balance sheet (in thousands):

Fiscal Year	Operating Lease
Remainder of 2023	$195
2024	797
2025	821
2026	846
Thereafter	1,995
Total future minimum lease payments	4,654
Less: imputed interest	(998)
Present value of lease liabilities	$3,656
9. Commitments and Contingencies
Legal Proceedings
The Company may from time to time be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2023, and no material legal proceedings are currently pending or, to the best of the Company’s knowledge, threatened.
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
401(k) Plan
The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of management. The Company contributed $0.4 million to the 401(k) Plan during the nine months ended September 30, 2023. There was $0.4 million in employer contributions made to the 401(k) Plan during the year ended December 31, 2022.
10. Stockholders’ Equity
Preferred Stock
The Company was authorized to issue up to 50,000,000 shares of preferred stock, $0.0001 par value per share, as of September 30, 2023 and December 31, 2022, respectively. There were no shares of preferred stock outstanding as of September 30, 2023 and December 31, 2022, respectively.

Common Stock
The Company was authorized to issue 500,000,000 shares of common stock, $0.0001 par value per share, as of September 30, 2023 and as of December 31, 2022, respectively. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preference of the holders of any series of preferred stock.
Voting Rights
Each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote.
Dividends
Subject to preferences that may apply to shares of preferred stock outstanding at the time, the holders of outstanding shares of the Company’s common stock are entitled to receive dividends out of funds legally available if and when the Company's board of directors (the "Board"), in its discretion, determines to issue dividends. As of September 30, 2023, no cash dividends have been declared or paid.
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
11. Stock-Based Compensation
Equity Incentive Plans
In September 2021, the Company adopted the Theseus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), which replaced the 2018 Stock Incentive Plan (the “2018 Plan”) and allows for the issuance of stock options, restricted stock awards, restricted stock units (“RSUs”), and other types of equity awards. No further awards were made under the 2018 Plan as of the effective date of the 2021 Plan. Any options or awards outstanding under the 2018 Plan are governed by their existing terms. On the first day of each fiscal year of the Company during the term of the Plan, commencing on January 1, 2023 and ending on (and including) January 1, 2031, the aggregate number of Common Shares that may be issued under the Plan shall automatically increase by a number equal to the lesser of (a) five percent (5%) of the total number of Common Shares actually issued and outstanding on the last day of the preceding fiscal year, or (b) a number of Common Shares determined by the Board. As of September 30, 2023 and December 31, 2022, the number of shares of common stock reserved for issuance were 11,021,034 and 9,132,930 shares, respectively. Of those shares reserved for issuance, there were 1,972,328 and 1,843,494 shares available for future grant as of September 30, 2023 and December 31, 2022, respectively.
The 2021 Plan is administered by the Board (or its compensation committee), and the exercise prices, vesting and other restrictions for the awards are determined at the discretion of the Board, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the common stock on the date of grant. Stock options awarded under the 2021 Plan expire ten years after the grant date unless the Board sets a shorter term. Stock options and restricted stock units granted to employees and non-employees typically vest over four years. Shares of restricted common stock awards granted to employees, officers, members of the Board, advisors, and consultants of the Company typically vest over five years. Certain executives who are option holders are able to early exercise stock option awards prior to full satisfaction of the vesting conditions. If and when this occurs, the executive receives restricted common stock upon exercise of the option, and the shares remain subject to the Company’s right of repurchase, at exercise price, until the remaining vesting terms are met. During the year ended December 31, 2021, options to purchase 345,930 shares of common stock were exercised early. As of September 30, 2023 and December 31, 2022, the Company recognized $0.6 million and $0.8 million, respectively, as a liability related to the early exercise. The amount of remaining unvested shares related to the early exercise as of September 30, 2023 and December 31, 2022 were 136,931 and

201,793 shares, respectively. There were no additional early exercises of options during the nine months ended September 30, 2023.
Employee Stock Purchase Plan
In September 2021, the Board adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (the "ESPP"), which became effective on October 6, 2021. The number of shares of common stock initially reserved for issuance under the ESPP was 400,000. In addition, on the first day of each fiscal year of the Company during the term of the ESPP, commencing on January 1, 2023 and concluding on January 1, 2041, the aggregate number of shares of common stock reserved for issuance under the ESPP shall automatically increase by a number equal to the lesser of (i) one percent (1%) of the total number of shares of common stock actually issued and outstanding on the last day of the preceding fiscal year, and (ii) a number of shares of common stock determined by the Board. The ESPP enables eligible employees to purchase shares of common stock of the Company at the end of each offering period at a price equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. As of September 30, 2023, the number of shares of common stock that may be issued under the ESPP is 730,682.
Stock Option Valuation
The assumptions that the Company used in Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted are as follows:

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023	FOR THE YEAR ENDED DECEMBER 31, 2022
Risk-free interest rate	3.54% - 4.03%	1.60% - 4.20%
Expected term (in years)	5.50 - 6.08	1.03 - 6.08
Expected volatility	87.82% - 89.15%	78.00% - 90.51%
Expected dividend yield	0%	0%
A summary of option activity under the 2021 Plan during the nine months ended September 30, 2023, is as follows (in thousands except share, per share data and contractual terms):

	SHARES	WEIGHTED-AVERAGE PER-SHARE EXERCISE PRICE	WEIGHTED-AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding as of December 31, 2022	7,257,786	$5.95	8.58	$10,751
Granted	1,700,130	11.17
Exercised	(17,880)	2.70
Forfeited	(224,698)	11.37
Expired	(1,354)	11.04
Outstanding as of September 30, 2023	8,713,984	$6.84	8.06	4,367
Options vested and exercisable as of September 30, 2023	4,135,826	$5.03	7.61	$3,254
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.
The weighted-average per share grant date fair value of options granted during the nine months ended September 30, 2023 and 2022 was $8.44 and $6.80, respectively. As of September 30, 2023, there was $27.8 million of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.2 years as of September 30, 2023.
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
A summary of RSU activity during the nine months ended September 30, 2023 is as follows:

	SHARES	WEIGHTED-AVERAGE PER-SHARE GRANT-DATE FAIR VALUE
Unvested shares at December 31, 2022	31,650	$11.21
Granted	333,810	8.88
Forfeited	(19,151)	9.21
Vested and released	(11,587)	11.21
Unvested shares at September 30, 2023	334,722	$9.00
As of September 30, 2023, there was $0.9 million of unrecognized stock-based compensation expense related to unvested RSUs. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 3.2 years as of September 30, 2023.
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
A summary of restricted common stock activity during the nine months ended September 30, 2023 is as follows:

	SHARES	WEIGHTED-AVERAGE PER-SHARE GRANT-DATE FAIR VALUE
Unvested shares at December 31, 2022	311,825	$3.96
Vesting of restricted common stock	(174,894)	2.63
Unvested shares at September 30, 2023	136,931	$5.67
As of September 30, 2023, there was $0.8 million of unrecognized stock-based compensation expense related to unvested restricted common stock. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 1.6 years as of September 30, 2023.

Stock-based Compensation Expense
Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees during the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Research and development	$1,855	$3,076	$5,278	$5,362
General and administrative	1,785	1,399	4,928	3,675
	$3,640	$4,475	$10,206	$9,037
12. Income Taxes
Income taxes for the three and nine months ended September 30, 2023 and 2022 have been calculated based on an estimated annual effective tax rate and certain discrete items. For the three and nine months ended September 30, 2023 and 2022, no income tax was recorded, as the Company recognized losses and maintains a full valuation allowance against its net deferred tax assets. The Company has never been examined by the Internal Revenue Service or any other jurisdiction for any tax years and, as such, all years within the applicable statutes of limitations are potentially subject to audit.
13. Net Loss Per Share
Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except share and per share data):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(13,504)	$(14,745)	$(42,895)	$(36,891)
Net loss attributable to common stockholders - basic and diluted	$(13,504)	$(14,745)	$(42,895)	$(36,891)
Denominator:
Weighted-average common stock outstanding - basic and diluted	43,802,221	38,585,980	43,311,740	38,417,993
Net loss per share attributable to common stockholders - basic and diluted	$(0.31)	$(0.38)	$(0.99)	$(0.96)
The Company’s potentially dilutive securities, which include preferred stock, unvested restricted common stock, unvested RSUs and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022 because including them would have had an anti-dilutive effect:

	SEPTEMBER 30,
	2023	2022
Unvested restricted stock	136,931	399,461
Unvested RSUs	334,722	31,650
Options to purchase common stock	8,713,984	7,287,786
	9,185,637	7,718,897
14. Subsequent Event
On November 13, 2023, the Company announced that it is conducting a process to explore strategic alternatives to maximize shareholder value. In conjunction with this strategic process, the Company also announced a reduction of its workforce by 26 full-time employees, or approximately 72% of the Company’s then-current employee base. The reduction of workforce is expected to result in $5.5 million in severance costs and is expected to be incurred in the fourth quarter of 2023.

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
Business Overview
We are a clinical-stage biopharmaceutical company focused on improving the lives of cancer patients through the discovery, development and commercialization of transformative targeted therapies. Our product candidate and development programs are designed to address drug resistance mutations in key driver oncogenes, which are mutated genes that cause cancer.
On November 13, 2023, we announced that we are conducting a process to explore strategic alternatives to maximize shareholder value. In conjunction with the strategic process, we also announced a reduction of our workforce by 26 full-time employees, or approximately 72% of our then-current employee base. The reduction of workforce is expected to result in $5.5 million in severance costs and the incremental costs are expected to be incurred in the fourth quarter of 2023.
Our lead product candidate is THE-349, a fourth-generation epidermal growth factor receptor, or EGFR, inhibitor for the treatment of non-small cell lung cancer. THE-349 is designed to address on-target treatment resistance to existing EGFR inhibitors by targeting the common activating mutations in exons 19 and 21 alone or in combination with the most frequently observed resistance mutations, T790M and C797X. Preclinical characterization of THE-349 as central nervous system and mutant-selective inhibitor with potent activity against single-, double-, and triple-mutant EGFR variants, including T790M and C797X, was shared in a poster presentation at the 34th EORTC-NCI-AACR Symposium in Barcelona on October 26-28, 2022.
Our second program is a next-generation BCR-ABL TKI designed to be potent, selective, and pan-variant—features that we believe would balance safety and efficacy—for patients with relapsed/refractory chronic myeloid leukemia, or CML, and Philadelphia chromosome-positive, or Ph+, acute lymphoblastic leukemia, or ALL.
Our third program is a next-generation, highly selective pan-variant KIT inhibitor for the treatment of early-line GIST.
As of the date of this Quarterly Report on Form 10-Q, we plan to explore strategic alternatives for the Company and pursue these programs solely through partnerships.
Financial Overview
Since our inception in December 2017, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development activities, including with respect to our product candidate and development programs. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have financed our operations primarily through the sale and issuance of our preferred stock and common stock including the aggregate net offering proceeds raised in our initial public offering, or IPO, and the sale and issuance of our common stock pursuant to our at-the-market, or ATM Program. Upon the closing of the IPO, each outstanding share of our preferred stock automatically converted into one share of common stock.
We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more product candidates. Our net losses were $42.9 million and $36.9 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $155.1 million. We expect to continue to incur significant and increasing losses for the foreseeable future. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
•advance our product candidate and development programs, and other compounds we may develop in the future, from discovery through preclinical development and clinical trials;
•seek marketing approvals for any product candidates that successfully complete clinical trials;
•obtain, expand, maintain, defend and enforce our intellectual property portfolio;
•hire additional clinical, regulatory and scientific personnel;
•ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•establish agreements with CROs, and contract manufacturing organizations, or CMOs; and
•add operational, legal, compliance, financial and management information systems and personnel to support our research, product development and future commercialization efforts, as well as to support our operations as a public company.
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
Additionally, we continue to actively monitor macroeconomic conditions and market volatility resulting from global economic developments, political unrest, high inflation, the recent failure of certain banks and financial institutions, and health crises. While we believe there has been no significant impact to our business or financial results during the periods presented, future developments and potential impacts on our business are uncertain and cannot be predicted with confidence.
As of September 30, 2023, we had cash, cash equivalents, and marketable securities of $225.4 million. Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities, will be sufficient to fund our operations and capital expenses for at least the next twelve months from the filing of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See section titled “—Liquidity and Capital Resources.”

Components of Our Results of Operations
Revenue
We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products or from other sources in the near future, if at all. We are currently pursuing our product candidate and development programs solely through partnerships. If these partnerships are successful, or any other product candidates that we may develop in the future are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.
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
The successful development of our product candidate, THE-349, or any product candidates we may develop in the future is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development and commercialization of our product candidate, THE-349, and any product candidates we may develop. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of any current or future product candidates, if approved. This is due to the numerous risks and uncertainties associated with product development, including the uncertainty of:
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
•our ability to establish arrangements with third-party manufacturers for the clinical supply of our product candidate and commercial supply of products that receive marketing approval, if any;
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
Any changes in the outcome of any of these variables with respect to the development of THE-349, or any future product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any clinical trials following the FDA’s acceptance and clearance of an IND, we could be required to expend significant additional financial resources and time to complete clinical development than we currently expect. We may never obtain regulatory approval for any product candidates that we develop.
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
We anticipate increased general and administrative expenses associated with our process to explore strategic alternatives, including costs for legal, advisory, insurance, consulting services, and other services.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022
Operating expenses:
Research and development	$11,519	$11,423	$96
General and administrative	4,884	4,525	359
Total operating expenses	16,403	15,948	455
Loss from operations	(16,403)	(15,948)	(455)
Other income, net	2,899	1,203	1,696
Total other income, net	2,899	1,203	1,696
Net loss	$(13,504)	$(14,745)	$1,241
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022
Direct research and development expenses by program:
Pan-variant KIT inhibitor (THE-630)	$2,088	$2,417	$(329)
Fourth-generation EGFR inhibitor (THE-349)	1,935	1,686	249
Discovery programs	2,002	1,176	826
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	5,018	5,711	(693)
Other	476	433	43
Total research and development expenses	$11,519	$11,423	$96
The change in research and development expenses was primarily attributable to a $0.3 million decrease in costs related to THE-630 primarily driven by decrease in clinical costs, a $0.2 million increase in costs related to THE-349 as the program continued to advance through IND-enabling studies, a $0.8 million increase in costs related to progress on our discovery programs, and a $0.7 million decrease in personnel-related costs consisting of $1.2 million decrease of stock-based compensation expense due to stock-based compensation modification occurred in July 2022, partially offset by an increase in salary and benefit related expense of $0.5 million driven by an increase in headcount.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022
Personnel-related expenses (including stock-based compensation)	$2,999	$2,657	$342
Facilities and supplies	206	126	80
Legal and professional fees	896	1,418	(522)
Other expenses	783	324	459
	$4,884	$4,525	$359
The change in general and administrative expenses was primarily attributable to a $0.3 million increase in personnel-related costs primarily due to an increase in headcount, including an increase in stock-based compensation expense of $0.4 million partially offset by decrease of $0.1 million in salary and benefit related expense driven by a reduction of workforce in July 2023.
Total Other Income, Net
Total other income, net, was $2.9 million for the three months ended September 30, 2023, and consisted primarily of interest income of $1.2 million and amortization and accretion in marketable securities earned of $1.7 million. During the three months ended September 30, 2022, total other income, net, of $1.2 million was recorded and consisted primarily of interest income.
Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022
Operating expenses:
Research and development	$36,839	$25,315	$11,524
General and administrative	14,206	13,292	914
Total operating expenses	51,045	38,607	12,438
Loss from operations	(51,045)	(38,607)	(12,438)
Other income, net	8,150	1,716	6,434
Total other income, net	8,150	1,716	6,434
Net loss	$(42,895)	$(36,891)	$(6,004)
Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022
Direct research and development expenses by program:
Pan-variant KIT inhibitor (THE-630)	$5,855	$5,618	$237
Fourth-generation EGFR inhibitor (THE-349)	$9,222	4,196	5,026
Discovery programs	$5,819	2,427	3,392
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	$14,358	11,908	2,450
Other	$1,585	1,166	419
Total research and development expenses	$36,839	$25,315	$11,524
The change in research and development expenses was primarily attributable to a $0.2 million increase in costs related to THE-630 primarily driven by an increase in clinical costs, a $5.0 million increase in costs related to THE-349 as the program continued to advance through IND-enabling studies, a $3.4 million increase in costs related to progress on our discovery programs, due primarily to an increase in contract research expenses, a $2.5 million increase in personnel-related costs consisting of an increase in salary and benefit related expense of $2.5 million driven by an increase in headcount, partially offset by a decrease of $0.1 million in stock-based compensation expense, and a $0.4 million increase in other unallocated research and development expenses, primarily due to an increase in facilities and technology related costs.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022
Personnel-related expenses (including stock-based compensation)	$8,828	$7,641	$1,187
Facilities and supplies	536	416	120
Legal and professional fees	2,584	2,848	(264)
Other expenses	2,258	2,387	(129)
	$14,206	$13,292	$914
The change in general and administrative expenses was primarily attributable to a $1.2 million increase in personnel-related costs primarily driven by an increase in stock-based compensation expense of $1.3 million, partially offset by $0.1 million decrease in salary and benefit related expense; and a $0.3 million decrease in professional fees, including legal and audit expenses.
Total Other Income, Net
Total other income, net, was $8.2 million for the nine months ended September 30, 2023, and consisted primarily of interest income of $4.3 million, and amortization and accretion in marketable securities earned of $3.8 million. During the nine months ended September 30, 2022, total other income, net, of $1.7 million was recorded and consisted primarily of interest income.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. As of September 30, 2023, we had cash, cash equivalents, and marketable securities of $225.4 million.
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
Cash Flows
The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022
Net cash used in operating activities	$(39,695)	$(23,008)
Net cash used in investing activities	(57,625)	(106,160)
Net cash provided by financing activities	49,628	70
Net decrease in cash	$(47,692)	$(129,098)
Net Cash Used in Operating Activities
During the nine months ended September 30, 2023, net cash used in operating activities was $39.7 million, primarily due to our net loss of $42.9 million, non-cash adjustment to amortization and accretion of marketable securities of $3.8 million, a $0.6 million change in prepaid expenses and other current assets, a $3.7 million change in accounts payable, and a $0.5 million change in accrued expenses and other current liabilities, partially offset by $10.2 million of stock-based compensation expense and a $1.4 million change in other assets.
During the nine months ended September 30, 2022, net cash used in operating activities was $23.0 million, primarily due to our net loss of $36.9 million, and use of cash for our operating lease liability of $0.6 million, partially offset by $9.0 million of stock-based compensation expense, a $0.7 million change in prepaid expenses and other current assets, a $1.1 million change in other assets, a $0.8 million change in accounts payable, and a $2.8 million change in accrued expenses and other current liabilities.
Net Cash Used in Investing Activities
During the nine months ended September 30, 2023, net cash used in investing activities was $57.6 million, consisting of $149.7 million in purchases of marketable securities, partially offset by $92.1 million in proceeds from sales and maturities of marketable securities.
During the nine months ended September 30, 2022, net cash used in investing activities was $106.2 million, resulting primarily from our purchases of short-term and long-term marketable securities of $155.3 million, and purchases of property and equipment of $0.4 million, partially offset by $49.6 million in proceeds from sales and maturities of marketable securities.

Net Cash Provided by Financing Activities
During the nine months ended September 30, 2023, net cash provided by financing activities was $49.6 million, resulting primarily from proceeds received from the sale and issuance of common stock under our ATM Program.
During the nine months ended September 30, 2022, net cash provided by financing activities was $0.1 million, resulting entirely from proceeds received from the issuance of common stock under our employee stock purchase plan.
Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue research and development and advance the preclinical development of our programs, including our product candidate, THE-349, and our BCR-ABL and KIT programs. Furthermore, we expect to continue to incur additional costs associated with operating as a public company including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.
Based on our current operating plan, we believe that our cash, cash equivalents, and marketable securities of $225.4 million as of September 30, 2023 will be sufficient to fund our operations and capital expenses for at least the next twelve months from the filing of this Quarterly Report on Form 10-Q. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.
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
•the impact of global conflicts, public health crises or other external disruptions on our business, results of operations and financial position;

•our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of product candidates;
•the costs associated with being a public company; and
•the cost associated with commercializing product candidates, if they receive marketing approval.
A change in the outcome of any of these or other variables with respect to the development of our product candidate or any product or development candidate we may develop in the future, could significantly change the costs and timing associated with our development plans. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, which could include collaborations, strategic alliances or licensing arrangements. We currently have no credit facility or committed sources of capital. Adequate additional funds may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of such stockholders. Debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.
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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Information regarding risk factors appears in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022, or the 2022 Form 10-K. Aside from the below, there have been no material changes in our risk factors from those previously disclosed in our 2022 Form 10-K.
We have terminated development of THE-630 and will continue development of THE-349 and our BCR-ABL and KIT programs solely through partnerships, and may never realize any benefit from these programs.
On July 13, 2023, we announced that we were discontinuing enrollment in our Phase 1/2 study and terminating development of THE-630 in patients with GIST. We intend to continue development of our product candidate, THE-349, and our BCR-ABL and KIT programs solely through partnerships. We are evaluating next steps for potential plans for our product candidate, THE-349, and our BCR-ABL and KIT programs and intend to seek a partner to continue development of these programs. Our realization of any benefit from these programs will depend on our ability to identify and successfully partner with third-parties on such development. In addition, we may have limited to no involvement or control in the ongoing development of these programs and there can be no assurances that any efforts will be made to advance these programs.
We are exploring strategic alternatives that could significantly impact our future operations and financial position.
In November 2023, we announced that we are exploring strategic alternatives with the goal of maximizing shareholder value. Potential strategic alternatives that may be considered as part of this process include potential sale of assets, a sale of the company, a merger or other strategic action. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. No timetable has been established for the completion of this process, and we do not expect to disclose developments unless and until our board of directors has concluded that disclosure is appropriate or required. If we determine to change our business strategy or to seek to engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements.
Until the review process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners.
If we do not successfully consummate a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
There can be no assurance that the process to identify a strategic transaction will result in a successfully consummated transaction. If no transaction is completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution will continue to decrease as we fund our operations while we evaluate our strategic alternatives. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include, among other things, (i) obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company; (ii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business; and (iii) non-cancelable contractual obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.
Our workforce reduction may not achieve our intended outcome and may result in significant adverse consequences.
In November 2023, our board of directors approved a workforce reduction affecting approximately 72% of our then-current workforce. This reduction in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives, including any potential strategic alternatives. If we are unable to realize the anticipated benefits from the workforce reduction, or if we experience significant adverse consequences from the workforce reduction, our business, financial condition, and results of operations may be materially adversely affected.
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
Our planned use of the net proceeds from the IPO as described in our final prospectus filed with the SEC on October 7, 2021 has changed due to our decision in July 2023 to discontinue enrollment in the Phase 1/2 clinical trial of THE-630 and terminate development of THE-630 in patients with GIST and due to our decision in November 2023 that we would continue development of THE-349, and our BCR-ABL and KIT programs solely through partnerships. As a result, we currently expect to use our cash and cash equivalents, and marketable securities, which include the net proceeds from our IPO, to advance the development of THE-349 and our BCR-ABL and KIT programs solely through partnerships, explore potential strategic alternatives for the Company, as well as for general corporate purposes.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference
No.	Description of Exhibit	Form	File No.	Referenced Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-Q	001-40869	3.1	August 11, 2022
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Registrant.	10-Q	001-40869	3.2	August 10, 2023
3.3	Amended and Restated Bylaws of Registrant.	10-Q	001-40869	3.2	August 11, 2022
4.1	Amended and Restated Investors’ Rights Agreement, dated January 22, 2021, by and among the Registrant and the other parties thereto.	S-1	333-259549	4.2	September 15, 2021
10.1*	Consulting Agreement, effective November 9, 2023, by and between the Registrant and William C. Shakespeare	8-K	001-40869	10.1	November 13, 2023
10.2*	Separation and Release Agreement, effective November 9, 2023, by and between the Registrant and William C. Shakespeare	8-K	001-40869	10.2	November 13, 2023
10.3*	Separation and Release Agreement, effective November 9, 2023, by and between the Registrant and Victor Rivera					X
10.4*	Consulting Agreement, effective November 9, 2023, by and between the Registrant and Victor Rivera					X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X
*	Management Contract or compensatory plan or arrangement.
**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Theseus Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THESEUS PHARMACEUTICALS, INC.

Date: November 17, 2023	By:	/s/ Timothy P. Clackson, Ph.D.
Name: Timothy P. Clackson, Ph.D.
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: November 17, 2023	By:	/s/ Bradford D. Dahms
Name: Bradford D. Dahms
Title: Chief Financial Officer (Principal Financial and Accounting Officer)